Form 10QSB
period 1996-03-31
NORAM GAMING & ENTERTAINMENT INC
filed 1996-05-24
CIK 894555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549


FORM 10-QSB

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

 For the quarterly period ended March 31, 1996

[ ]   Transition Report pursuant to 13 or 15(d) of the Securities
      Exchange Act of 1934

 For the transition period from        to

Commission File Number 33-55254-37

           NORAM GAMING AND ENTERTAINMENT, INC.
           --------------------------------------
      (Exact name of Registrant as specified in its charter)

 Nevada                                     87-0485316
- - --------------------------------       ----------------------
(State or other jurisdiction of             (IRS Employer
 incorporation )                        Identification No.)

THREE CANTON SQUARE
TOLEDO, OHIO                                           43624
- - ---------------------------------------           ------------------
(Address of principal executive offices                (Zip Code)

Registrant's telephone number, including area code (419) 255-1515

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days     [ ] Yes [X] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                            Outstanding as of
           Class                            May 10, 1996
- - ------------------------------------------- --------------------
 $.001 par value Class A Common Stock       12,500,000 shares

           PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

BASIS OF PRESENTATION

General

 The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 1996, are not necessarily indicative of the results that can be expected for the year ending December 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

 As of March 31, 1996, the Company had $36,649 cash in the bank.
There is no certainty that the Company can meet its current financial commitments.

 The Company is a development stage Company engaged in the leasing of facilities to charities that conduct bingo operations.

 Net income was $23,423 for the three months ended March 31, 1996 compared with $4,497 for the same period in 1995 for an increase of $18,926 (421%). All increases in revenues, cost of sales and expenses can be attributed to the fact that the Company had more facilities in operation than in 1995.

 Net revenue was $219,135 for the three months ended March 31, 1996 compared with $94,989 for March 31, 1995 for an increase of $124,146 (131%). Cost of sales for the three months ended March 31, 1996 were $47,202 compared to $32,041 for 1995 for an increase of $15,161 (47%).

 General and administrative expenses were $132,079 for the three months ended March 31, 1996 compared to $54,618 for 1995 for an increase of $77,461 (142%). Depreciation and amortization expense was

$11,008 for the three months ended March 31, 1996 compared to $2,867 at 1995 for an increase of $8,141 (284%). Interest expense for the three months ended March 31, 1996 was $5,423 compared to $178 for 1995 for an increase of $5,245 (2,946%).

 For the three months ended March 31, 1996 the Company had a net loss of $5,080 and its subsidiary had net income of $28,503 for consolidated net income of $23,423. For the three months ended March 31, 1995 the entire net income of $4,497 belonged to the subsidiary.

 At March 31, 1996 the Company's assets were $2,026 and the subsidiary's assets were $282,361 for total consolidated assets of $284,387. Liabilities at March 31, 1996 were $265,987 for the Company and $145,716 for the subsidiary for total consolidated liabilities of $411,703.

                 PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

 (a)  Exhibits
      27 Financial Data Schedule
      99-1 Financial Statements as of March 31, 1996

 (b)  Reports on Form 8-K
      None

                 SIGNATURES

 Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      NORAM GAMING AND ENTERTAINMENT, INC.



DATED: May 22, 1996         /s-------------------------------------
                      George C. Zilba, President and Director

NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
(A Development Stage Company)

 CONSOLIDATED BALANCE SHEET (Unaudited)
                                            March 31,
                                               1996
                                         --------------
ASSETS
   CURRENT ASSETS
      Cash                               $       36,649
      Prepaid expenses                           18,216
      Inventory                                   6,000
                                         --------------
                 TOTAL CURRENT ASSETS            60,865
   PROPERTY AND EQUIPMENT                       216,970
   OTHER ASSETS
      Security deposits                           6,552
                                         --------------
                                         $      284,387
                                         ==============
LIABILITIES & (DEFICIT)
   CURRENT LIABILITIES
      Accounts payable                   $       28,204
      Bridge loans                              215,000
      Current portion of long-term debt           3,880
      Accrued expenses                           13,456
      Accrued expenses - related parties        139,700
                                         --------------
            TOTAL CURRENT LIABILITIES           400,240
   LONG-TERM DEBT                                11,463
                                         --------------
                    TOTAL LIABILITIES           411,703
   STOCKHOLDERS' (DEFICIT)
      Common Stock $.001 par value:
         Authorized - 25,000,000 shares
         Issued and outstanding
          12,500,000 shares                      12,500
      Additional paid-in capital                175,563
      Deficit accumulated during the
         development stage                    (315,379)
                                         --------------
          TOTAL STOCKHOLDERS' DEFICIT         (127,316)
                                         --------------
                                         $      284,387
                                         ==============

   CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                                               3/14/90
                                     Three months ended        (Date of
                                         March 31,            inception)
                                      1996         1995       to 3/31/96
                                 -----------   -----------  ----------
Net Sales                        $   219,135   $    94,989  $  971,438
Cost of sales                         47,202        32,041     331,907
                                 -----------   -----------  ----------
                   GROSS PROFIT      171,933        62,948     639,531

General and Administrative
   expenses                          132,079        54,618     866,513
Depreciation and amortization         11,008         2,867      46,637
Interest expense                       5,423           178      41,760
                                 -----------   -----------  ----------
                                     148,510        57,663     954,910
                                 -----------   -----------  ----------
              NET INCOME (LOSS)
            BEFORE INCOME TAXES       23,423         5,285   (315,379)

INCOME TAXES                           - 0 -           788       - 0 -
                                 -----------   -----------  ----------

              NET INCOME (LOSS)  $    23,423   $     4,497  $(315,379)
                                 ===========   ===========  ==========
Net income (loss) per weighted
   average share                 $          .00           $ .00
                                 ===========   ===========

Weighted average number of
   common shares used to
   compute net income (loss)
   per weighted average share     12,500,000    11,000,000
                                 ===========   ===========

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited)
                                                                                        Deficit
                                                                                      Accumulated
                                Common Stock           Additional        Stock           During
                              Par Value $.001           Paid-in       Subscription    Development
                            Shares        Amount        Capital        Receivable        Stage
                         -----------   -----------  ------------- -------------   -------------
Balances at 3/14/90
(Date of inception)            - 0 -   $     - 0 -  $        - 0 -   $       - 0 -   $      - 0 -
  Issuance of common
    stock (restricted)
    at $.001 per share
    at 3/14/90             1,000,000         1,000                         (1,000)
  Net income for period                                                                     - 0 -
                         -----------   -----------  ------------- -------------   -------------
Balances at 12/31/90       1,000,000         1,000           - 0 -         (1,000)          - 0 -
  Cash received for
    stock subscription                                                       1,000
  Net loss for year                                                                       (1,000)
                         -----------   -----------  ------------- -------------   -------------
Balances at 12/31/91       1,000,000         1,000           - 0 -           - 0 -        (1,000)
  Net income for year                                                                       - 0 -
                         -----------   -----------  ------------- -------------   -------------
Balances at 12/31/92       1,000,000         1,000           - 0 -           - 0 -        (1,000)
  Net income for year                                                                       - 0 -
                         -----------   -----------  ------------- -------------   -------------
Balances at 12/31/93       1,000,000         1,000           - 0 -           - 0 -        (1,000)
  Issuance of common
    stock (restricted)
    for subsidiary at
    $.001 per share*      10,000,000        10,000          27,063

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (Continued) (Unaudited)
                                                                                        Deficit
                                                                                      Accumulated
                                Common Stock           Additional        Stock           During
                              Par Value $.001           Paid-in       Subscription    Development
                            Shares        Amount        Capital        Receivable        Stage
                         -----------   -----------  ------------- -------------   -------------
Net income for year                    $            $                $               $      9,537
                         -----------   -----------  ------------- -------------   -------------
Balances at 12/31/94      11,000,000        11,000          27,063           - 0 -          8,537
  Sale of common stock
    (Regulation S) at
    $.10 per share at
    8/30/95                1,500,000         1,500         148,500
  Net loss for year                                                                     (347,339)
                         -----------   -----------  ------------- -------------   -------------
Balances at 12/31/95      12,500,000        12,500         175,563           - 0 -      (338,802)
 Net income for quarter                                                                    23,423
                         -----------   -----------  ------------- -------------   -------------
Balances at 3/31/96       12,500,000   $    12,500  $      175,563   $       - 0 -   $  (315,379)
                         ===========   ===========  ============= =============   =============

  * Transaction actually occurred July 10, 1995 but is reflected earlier under the pooling-of-
    interests method of accounting.


CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                               3/14/90
                                     Three months ended        (Date of
                                         March 31,            inception)
                                      1996         1995       to 3/31/96
                                 -----------   -----------  ----------
OPERATING ACTIVITIES
  Net income (loss)              $    23,423   $     4,497  $(315,379)
  Adjustments to reconcile net
    income (loss) to cash
    provided (used) by operating
    activities:
     Depreciation & amortization11,008      2,867         46,637
  Changes in assets and
    liabilities:
     Inventory                         1,100           177     (6,000)
     Prepaid expenses               (18,216)         - 0 -    (18,216)
     Accounts payable               (24,553)           975      28,204
     Accrued expenses                 19,351           788     153,156
                                 -----------   -----------  ----------
     NET CASH PROVIDED (USED) BY
           OPERATING ACTIVITIES       12,113         9,304   (111,598)

INVESTING ACTIVITIES
  Purchase of property and
    equipment                        (5,070)       (1,594)   (227,654)
  Security deposits                    - 0 -         - 0 -     (6,552)
                                 -----------   -----------  ----------
               NET CASH USED BY
           INVESTING ACTIVITIES      (5,070)       (1,594)   (234,206)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)

                                                               3/14/90
                                     Three months ended        (Date of
                                         March 31,            inception)
                                      1996         1995       to 3/31/96
                                 -----------   -----------  ----------
FINANCING ACTIVITIES
   Proceeds from sale of common
      stock                      $     - 0 -   $     - 0 -  $  188,063
   Loan proceeds                       5,000         - 0 -     215,000
   Loan repayments                     (911)       (1,263)    (20,610)
                                 -----------   -----------  ----------
      NET CASH PROVIDED (USED) BY
           FINANCING ACTIVITIES        4,089       (1,263)     382,453
                                 -----------   -----------  ----------
               INCREASE IN CASH
           AND CASH EQUIVALENTS       11,132         6,447      36,649
Cash and cash equivalents at
   beginning of year                  25,517        21,141       - 0 -
                                 -----------   -----------  ----------
      CASH AND CASH EQUIVALENTS AT
                  END OF PERIOD  $    36,649   $    27,588  $   36,649
                                 ===========   ===========  ==========
SUPPLEMENTAL INFORMATION
   Cash paid for:
      Interest                   $     1,223           178  $   31,173
                                 ===========   ===========  ==========

During 1995, the Company's subsidiary financed a van in the amount of $17,143 and in 1994 financed an automobile in the amount of $18,810.

[ARTICLE] 5
[LEGEND]
This schedule contains summary financial information extracted from Noram Gaming and Entertainment, Inc. and Subsidiary March 31, 1996 financial statements and is qualified in its entirety by reference to such financial statements

[/LEGEND]

<PERIOD-TYPE)             3-MOS
[FISCAL-YEAR-END]                DEC-31-1996
[PERIOD-END]                     MAR-31-1996
[CASH]                           36,649
[SECURITIES]                     0
[RECEIVABLES]                    0
[ALLOWANCES]                     0
[INVENTORY]                      6,000
[CURRENT-ASSETS]                 60,865
[PP&E]                           263,607
[DEPRECIATION]                   (46,637)
[TOTAL-ASSETS]                   284,387
[CURRENT-LIABILITIES]            400,240
[BONDS]                          0
[COMMON]                         12,500
[PREFERRED-MANDATORY]            0
[PREFERRED]                      0
[OTHER-SE]                       (139,816)
[TOTAL-LIABILITY-AND-EQUITY]     284,387
[SALES]                          219,135
[TOTAL-REVENUES]                 219,135
[CGS]                         47,202
[TOTAL-COSTS]                    190,289
[OTHER-EXPENSES]                 0
[LOSS-PROVISION]                 0
[INTEREST-EXPENSE]               5,423
[INCOME-PRETAX]                  23,423
[INCOME-TAX]                     0
[INCOME-CONTINUING]              23,423
<DISCOUNTED>                     0
[EXTRAORDINARY]                  0
[CHANGES]                        0
[NET-INCOME]                     23,423
[EPS-PRIMARY]                    0.00
[EPS-DILUTED]                    0.00