Form 10QSB/A
period 1996-03-31
NORAM GAMING & ENTERTAINMENT INC
filed 1996-06-26
CIK 894555

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-QSB/A

[X]      Quarterly Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1996

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                   to

Commission File Number 33-55254-37

                      NORAM GAMING AND ENTERTAINMENT, INC.

             (Exact name of Registrant as specified in its charter)

            Nevada                                           87-0485316

(State or other jurisdiction of                              (IRS Employer
         incorporation )                                  Identification No.)

THREE CANTON SQUARE
TOLEDO, OHIO                                                    43624

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

                                                          Outstanding as of
               Class                                         May 10, 1996

   $.001 par value Class A Common Stock                    12,500,000 shares

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NORAM GAMING AND ENTERTAINMENT, INC.



DATED: JUNE 25, 1996                 /S/ George C. Zilba
                                     George C. Zilba, President and Director