Form 10-Q
period 1996-06-30
NORAM GAMING & ENTERTAINMENT INC
filed 1996-07-29
CIK 894555

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1996

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from                       to

Commission File Number 33-55254-37

                      NORAM GAMING AND ENTERTAINMENT, INC.
             (Exact name of Registrant as specified in its charter)

               Nevada                                        87-0485316
     (State or other jurisdiction of                      (IRS Employer
                      incorporation )                     Identification No.)

               THREE CANTON SQUARE
                TOLEDO, OHIO                                    43624
      (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (419) 255-1515

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

               Class                           Outstanding as of July 13, 1996
    $.001 par value Class A Common Stock               12,620,000 shares

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

BASIS OF PRESENTATION

General

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 1996, are not necessarily indicative of the results that can be expected for the year ending December 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1996, the Company had $37,646 cash in the bank. There is no certainty that the Company can meet its current financial commitments.

     The Company is a development stage company engaged in the leasing of facilities to charities that conduct bingo operations.

     Net loss was $34,441 for the three months ended June 30, 1996 compared with $63,010 for the same period in 1995. All increases in revenues, cost of sales and expenses for 1996 can be attributed to the fact that the Company had more facilities in operation than in 1995.

     Net revenue was $223,983 for the three months ended June 30, 1996 compared with $127,958 for the same period in 1995 for an increase of 75%. Cost of sales for the three months ended June 30, 1996 were $61,667 compared to $46,086 for the same period in 1995 for an increase of 34%.

     General and administrative expenses were $180,068 for the three months ended June 30, 1996 compared to $142,128 for the same period in 1995 for an increase of 27%. Depreciation and amortization expense was $11,009 for the three months ended June 30, 1996 compared to $2,640 for the same period in 1995 for an increase of 317%. Interest expense for the three months ended June 30, 1996 was $5,680 compared to $902 for the same period in 1995 for an increase of 530%.

     For the three months ended June 30, 1996 the Company had a net loss of $28,166 and its subsidiary had net loss of $6,275 for consolidated net loss of $34,441. For the three months ended June 30, 1995 the entire net loss of $63,010 belonged to the subsidiary.

     At June 30, 1996 the Company's assets were $576 and the subsidiary's assets were $270,328 for total consolidated assets of $270,904. Liabilities at June 30, 1996 were $280,087 for the Company and $152,576 for the subsidiary for total consolidated liabilities of $432,663.

     Net loss was $11,020 for the six months ended June 30, 1996 compared with $58,513 for the same period in 1995.

     Net revenue was $443,118 for the six months ended June 30, 1996 compared with $222,947 for the same period in 1995, an increase of 99%. Cost of sales for the six months ended June 30, 1996 were $108,869 compared with $78,127 for the same period in 1995, an increase of 39%.

     General and administrative expenses were $312,149 for the six months ended June 30, 1996 compared with $196,746 for the same period in 1995, an increase of 59%. Depreciation and amortization expense was $22,017 for the six months ended June 30, 1996 compared with $5,507 for the same period in 1995, an increase of 299%. Interest expense for the six months ended June 30, 1996 was $11,103 compared with $1,080 for the same period in 1995, an increase of 928%.

     For the six months ended June 30, 1996 the Company had a net loss of $33,246 and its subsidiary had net income of $22,226 for consolidated net loss of $11,020.


                           PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K.

     (a) Exhibits
         27 Financial Data Schedule
         99-1 Financial Statements as of June 30, 1996

     (b) Reports on Form 8-K
         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NORAM GAMING AND ENTERTAINMENT, INC.



DATED:        July 27, 1996             /S/ George C. Zilba
      -------------------------         -------------------
                                        George C. Zilba, President and Director

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                           June 30,
                                                                                             1996
ASSETS
     CURRENT ASSETS
         Cash                                                                       $               37,646
         Prepaid expenses                                                                            6,759
         Inventory                                                                                  10,536
                                                                                    ----------------------
                                                            TOTAL CURRENT ASSETS                    54,941

     PROPERTY AND EQUIPMENT                                                                        209,411

     OTHER ASSETS
         Security deposits                                                                           6,552

                                                                                    $              270,904
                                                                                    ======================

LIABILITIES & (DEFICIT)
     CURRENT LIABILITIES
         Accounts payable                                                           $               14,278
         Bridge loans                                                                              215,000
         Current portion of long-term debt                                                           3,978
         Accrued expenses                                                                           19,326
         Accrued expenses - related parties                                                        169,650
                                                                                    ----------------------
                                                       TOTAL CURRENT LIABILITIES                   422,232

     LONG-TERM DEBT                                                                                 10,431
                                                               TOTAL LIABILITIES                   432,663

     STOCKHOLDERS' (DEFICIT) Common Stock $.001 par value:
              Authorized - 25,000,000 shares
              Issued and outstanding 12,500,000 shares                                              12,500
         Additional paid-in capital                                                                175,563
         Deficit accumulated during the development stage                                         (349,822)
                                                                                    ----------------------
                                                     TOTAL STOCKHOLDERS' DEFICIT                  (161,759)

                                                                                    $              270,904
                                                                                    ======================


               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                             3/14/90
                                               Three months ended              Six months ended             (Date of
                                                    June 30,                       June 30,                inception)
                                               1996           1995            1996           1995          to 6/30/96
                                          -------------   -------------  -------------  -------------   -------------
Net Sales                                 $     223,983   $     127,958  $     443,118  $     222,947   $       1,195,421
Cost of sales                                    61,667          46,086        108,869         78,127             393,574
                                          -------------   -------------  -------------  -------------   -----------------
                            GROSS PROFIT        162,316          81,872        334,249        144,820             801,847

General and Administrative expenses             180,068         142,128        312,149        196,746           1,046,583
Depreciation and amortization                    11,009           2,640         22,017          5,507              57,646
Interest expense                                  5,680             902         11,103          1,080              47,440
                                          -------------   -------------  -------------  -------------   -----------------
                                                196,757         145,670        345,269        203,333           1,151,669
                                          -------------   -------------  -------------  -------------   -----------------
                       NET INCOME (LOSS)
                     BEFORE INCOME TAXES        (34,441)        (63,798)       (11,020)       (58,513)           (349,822)

INCOME TAX (BENEFIT)                                  0            (788)           v 0              0                   0
                                          -------------   -------------  -------------  -------------   -----------------

                       NET INCOME (LOSS)  $     (34,441)  $     (63,010) $     (11,020) $     (58,513)  $        (349,822)
                                          =============   =============  =============  =============   =================

Net income (loss) per weighted
   average share                          $        (.00)  $        (.00) $        (.00) $        (.00)
                                          =============   =============  =============  =============

Weighted average number of common
   shares used to compute net income
   (loss) per weighted average share         12,500,000      11,000,000     12,500,000     11,000,000
                                          =============   =============  =============  =============


               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)

                                                                                                                      Deficit
                                                                                                                    Accumulated
                                                  Common Stock               Additional            Stock              During
                                                 Par Value $.001               Paid-in         Subscription         Development
                                          -----------------------------
                                              Shares         Amount            Capital          Receivable             Stage
Balances at 3/14/90 (Date of inception)               0   $           0  $               0   $               0  $                0
   Issuance of common stock (restricted)
     at $.001 per share at 3/14/90            1,000,000           1,000                                 (1,000)
   Net income for period                                                                                                         0
                                          -------------   -------------  -----------------   -----------------  ------------------

Balances at 12/31/90                          1,000,000           1,000                  0              (1,000)                  0
   Cash received for stock subscription                                                                  1,000
   Net loss for year                                                                                                        (1,000)
                                          -------------   -------------  -----------------   -----------------  ------------------

Balances at 12/31/91                          1,000,000           1,000                  0                   0              (1,000)
   Net income for year                                                                                                           0
                                          -------------   -------------  -----------------   -----------------  ------------------

Balances at 12/31/92                          1,000,000           1,000                  0                   0              (1,000)
   Net income for year                                                                                                           0
                                          -------------   -------------  -----------------   -----------------  ------------------

Balances at 12/31/93                          1,000,000           1,000                  0                   0              (1,000)
   Issuance of common stock (restricted)
     for subsidiary at $.001 per share*      10,000,000          10,000             27,063
Net income for year                                                                                                          9,537

Balances at 12/31/94                         11,000,000          11,000             27,063                   0               8,537
   Sale of common stock (Regulation S)
     at $.10 per share at 8/30/95             1,500,000           1,500            148,500
   Net loss for year                                                                                                      (347,339)

Balances at 12/31/95                         12,500,000          12,500            175,563                   0            (338,802)
 Net loss for period                                                                                                       (11,020)
                                          -------------   -------------  -----------------   -----------------  ------------------

Balances at 6/30/96                          12,500,000   $      12,500  $         175,563   $               0  $         (349,822)
                                          =============   =============  =================   =================  ==================

   * Transaction actually occurred July 10, 1995 but is reflected earlier under the pooling-of-interests method of accounting.

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                                3/14/90
                                                                          Six months ended                     (Date of
                                                                              June 30,                        inception)
                                                                     1996                  1995               to 6/30/96
                                                              ------------------    -----------------     --------------
OPERATING ACTIVITIES
   Net (loss)                                                 $          (11,020)   $         (58,513)    $       (349,822)
   Adjustments  to  reconcile  net (loss) to cash  provided  (used) by operating activities:
       Depreciation & amortization                                        22,017                5,507               57,646
   Changes in assets and liabilities:
       Inventory                                                          (3,436)                (125)             (10,536)
       Prepaid expenses                                                   (6,759)                   0               (6,759)
       Accounts payable                                                  (38,479)              11,385               14,278
       Accrued expenses                                                   55,171               (9,000)             188,976
                                                              ------------------    -----------------     ----------------
                                 NET CASH PROVIDED (USED) BY
                                        OPERATING ACTIVITIES              17,494              (50,746)            (106,217)

INVESTING ACTIVITIES
   Purchase of property and equipment                                     (8,520)             (78,494)            (231,104)
   Security deposits                                                           0               (5,335)              (6,552)
                                                              ------------------    -----------------     ----------------
                                            NET CASH USED BY
                                        INVESTING ACTIVITIES              (8,520)             (83,829)            (237,656)

FINANCING ACTIVITIES
   Proceeds from sale of common stock                                          0                    0              188,063
   Loan proceeds                                                           5,000              200,000              215,000
   Loan repayments                                                        (1,845)              (1,263)             (21,544)
                                                              ------------------    -----------------     ----------------
                                        NET CASH PROVIDED BY
                                        FINANCING ACTIVITIES               3,155              198,737              381,519
                                                              ------------------    -----------------     ----------------

                                            INCREASE IN CASH
                                        AND CASH EQUIVALENTS              12,129               64,162               37,646

Cash and cash equivalents at beginning of year                            25,517               21,141                    0
                                                              ------------------    -----------------     ----------------

                                CASH AND CASH EQUIVALENTS AT
                                               END OF PERIOD  $           37,646    $          85,303     $         37,646
                                                              ==================    =================     ================

SUPPLEMENTAL INFORMATION Cash paid for:
     Interest                                                 $            2,603    $           1,080     $         32,553
                                                              ==================    =================     ================


During 1995, the Company's subsidiary financed a van in the amount of $17,143 and in 1994 financed an automobile in the amount of $18,810.