Form 10QSB
period 1996-09-30
NORAM GAMING & ENTERTAINMENT INC
filed 1996-11-14
CIK 894555

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1996

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                          Outstanding as of October 17, 1996
------------------------------------       -----------------------------------
$.001 par value Class A Common Stock               12,640,000 shares

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

BASIS OF PRESENTATION

General

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 1996, are not necessarily indicative of the results that can be expected for the year ending December 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1996, the Company had $42,686 cash in the bank. There is no certainty that the Company can meet its current financial commitments.

     The Company is a development stage company engaged in the leasing of facilities to charities that conduct bingo operations.

     Net loss was $99,513 for the three months ended September 30, 1996 compared with $104,089 for the same period in 1995. All increases in revenues, cost of sales and expenses for 1996 can be attributed to the fact that the Company had more facilities in operation than in 1995.

     Net revenue was $189,013 for the three months ended September 30, 1996 compared with $107,463 for the same period in 1995 for an increase of 76%. Cost of sales for the three months ended September 30, 1996 was $34,220 compared to $58,487 for the same period in 1995 for a decrease of 41%.

     General and administrative expenses were $165,603 for the three months ended September 30, 1996 compared to $141,886 for the same period in 1995 for an increase of 17%. Depreciation and amortization expense was $7,938 for the three months ended September 30, 1996 compared to $10,265 for the same period in 1995 for a decrease of 23%. Interest expense for the three months ended September 30, 1996 was $6,161 compared to $914 for the same period in 1995 for an increase of 574%.

     For the three months ended September 30, 1996 the Company had a net loss of $7,722 and its subsidiary had net a loss of $91,791 for a consolidated net loss of $99,513. For the three months ended September 30, 1995 the entire net loss of $104,089 belonged to the subsidiary.

     At September 30, 1996 the Company's assets were $8,471 and the subsidiary's assets were $193,016 for total consolidated assets of $201,487. Liabilities at September 30, 1996 were $284,387 for the Company and $178,252 for the subsidiary for total consolidated liabilities of $462,639.

     Net loss was $110,533 for the nine months ended September 30, 1996 compared with $162,602 for the same period in 1995. Included in the net loss for the three and nine months ended September 30, 1996 is a loss of $74,604 recognized when the Company abandoned one of its facilities since the operation was not profitable.

     Net revenue was $632,131 for the nine months ended September 30, 1996 compared with $330,410 for the same period in 1995, an increase of 91%. Cost of sales for the nine months ended September 30, 1996 were $143,089 compared with $136,614 for the same period in 1995, an increase of 5%.

     General and administrative expenses were $477,752 for the nine months ended September 30, 1996 compared with $338,632 for the same period in 1995, an increase of 41%. Depreciation and amortization expense was $29,955 for the nine months ended September 30, 1996 compared with $15,772 for the same period in 1995, an increase of 90%. Interest expense for the nine months ended September 30, 1996 was $17,264 compared with $1,994 for the same period in 1995, an increase of 766%.

     For the nine months ended September 30, 1996 the Company had a net loss of $40,968 and its subsidiary had a net loss of $69,565 for a consolidated net loss of $110,533.

                           PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K.

     (a) Exhibits
                                                                      Page
         99-1 Financial Statements as of September 30, 1996            F-1
         27 Financial Data Schedule

     (b) Reports on Form 8-K
         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NORAM GAMING AND ENTERTAINMENT, INC.



DATED:  November 13, 1996               /S/ George C. Zilba
      ----------------------
                                        George C. Zilba, President and Director

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                         September 30,
                                                                                             1996
                                                                                    ---------------------
ASSETS
     CURRENT ASSETS
         Cash                                                                       $               42,686
         Prepaid expenses                                                                            3,759
         Inventory                                                                                  16,622
                                                                                    ----------------------
                                                            TOTAL CURRENT ASSETS                    63,067

     PROPERTY AND EQUIPMENT                                                                        131,868

     OTHER ASSETS
         Security deposits                                                                           6,552
                                                                                    ----------------------
                                                                                    $              201,487
                                                                                    ======================

LIABILITIES & (DEFICIT)
     CURRENT LIABILITIES
         Accounts payable                                                           $               18,206
         Bridge loans                                                                              215,000
         Current portion of long-term debt                                                           4,078
         Accrued expenses                                                                           24,581
         Accrued expenses - related parties                                                        191,400
                                                                                    ----------------------
                                                       TOTAL CURRENT LIABILITIES                   453,265

     LONG-TERM DEBT                                                                                  9,374
                                                                                    ----------------------
                                                               TOTAL LIABILITIES                   462,639

     STOCKHOLDERS' (DEFICIT) Common Stock $.001 par value:
              Authorized - 25,000,000 shares
              Issued and outstanding 12,620,000 shares                                              12,620
         Additional paid-in capital                                                                175,563
         Deficit accumulated during the development stage                                         (449,335)
                                                                                    ----------------------
                                                     TOTAL STOCKHOLDERS' DEFICIT                  (261,152)
                                                                                    ----------------------
                                                                                    $              201,487
                                                                                    ======================

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                             3/14/90
                                               Three months ended              Nine months ended            (Date of
                                                  September 30,                  September 30,             inception)
                                               1996           1995            1996           1995          to 9/30/96
                                          -------------   -------------  -------------  -------------   -------------
Net Sales                                 $     189,013   $     107,463  $     632,131  $     330,410   $       1,384,434
Cost of sales                                    34,220          58,487        143,089        136,614             427,794
                                          -------------   -------------  -------------  -------------   -----------------
                            GROSS PROFIT        154,793          48,976        489,042        193,796             956,640

General and Administrative expenses             165,603         141,886        477,752        338,632           1,212,186
Depreciation and amortization                     7,938          10,265         29,955         15,772              65,584
Interest expense                                  6,161             914         17,264          1,994              53,601
                                          -------------   -------------  -------------  -------------   -----------------
                                                179,702         153,065        524,971        356,398           1,331,371
                                          -------------   -------------  -------------  -------------   -----------------

NET (LOSS) BEFORE OTHER                         (24,909)       (104,089)       (35,929)      (162,602)           (374,731)
   Abandonment of property                      (74,604)              0        (74,604)             0             (74,604)
                                          -------------   -------------  -------------  -------------   -----------------
                              NET (LOSS)
                     BEFORE INCOME TAXES        (99,513)       (104,089)      (110,533)      (162,602)           (449,335)

INCOME TAX                                            0               0              0              0                   0
                                          -------------   -------------  -------------  -------------   -----------------

                              NET (LOSS)  $     (99,513)  $    (104,089) $    (110,533) $    (162,602)  $        (449,335)
                                          =============   =============  =============  =============   =================

Net (loss) per weighted
   average share                          $        (.01)  $        (.01) $        (.01) $        (.01)
                                          =============   =============  =============  =============

Weighted average number of common
   shares used to compute net (loss)
   per weighted average share                12,608,261      11,000,000     12,536,350     11,000,000
                                          =============   =============  =============  =============

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)

                                                                                                                      Deficit
                                                                                                                    Accumulated
                                                  Common Stock               Additional            Stock              During
                                                 Par Value $.001               Paid-in         Subscription         Development
                                              Shares         Amount            Capital          Receivable             Stage
                                          -------------   -------------  -----------------   -----------------  ------------------
Balances at 3/14/90 (Date of inception)               0   $           0  $               0   $               0  $                0
   Issuance of common stock (restricted)
     at $.001 per share at 3/14/90            1,000,000           1,000                                 (1,000)
   Net income for period                                                                                                         0
                                          -------------   -------------  -----------------   -----------------  ------------------

Balances at 12/31/90                          1,000,000           1,000                  0              (1,000)                  0
   Cash received for stock subscription                                                                  1,000
   Net loss for year                                                                                                        (1,000)
                                          -------------   -------------  -----------------   -----------------  ------------------

Balances at 12/31/91                          1,000,000           1,000                  0                   0              (1,000)
   Net income for year                                                                                                           0
                                          -------------   -------------  -----------------   -----------------  ------------------

Balances at 12/31/92                          1,000,000           1,000                  0                   0              (1,000)
   Net income for year                                                                                                           0
                                          -------------   -------------  -----------------   -----------------  ------------------

Balances at 12/31/93                          1,000,000           1,000                  0                   0              (1,000)
   Issuance of common stock (restricted)
     for subsidiary at $.001 per share*      10,000,000          10,000             27,063
Net income for year                                                                                                          9,537
                                          -------------   -------------  -----------------   -----------------  ------------------
Balances at 12/31/94                         11,000,000          11,000             27,063                   0               8,537
   Sale of common stock (Regulation S)
     at $.10 per share at 8/30/95             1,500,000           1,500            148,500
   Net loss for year                                                                                                      (347,339)
                                          -------------   -------------  -----------------   -----------------  ------------------
Balances at 12/31/95                         12,500,000          12,500            175,563                   0            (338,802)
   Issuance of common stock (restricted)
     at $.001 per share for services at
     7/9/96                                     120,000             120
 Net loss for period                                                                                                      (110,533)
                                          -------------   -------------  -----------------   -----------------  ------------------
Balances at 9/30/96                          12,620,000   $      12,620  $         175,563   $               0  $         (449,335)
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

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                3/14/90
                                                                          Nine months ended                    (Date of
                                                                            September 30,                     inception)
                                                                     1996                  1995               to 9/30/96
                                                              ------------------    -----------------     --------------
OPERATING ACTIVITIES
   Net (loss)                                                 $         (110,533)   $        (162,602)    $       (449,335)
   Adjustments  to  reconcile  net (loss) to cash  provided  (used) by operating activities:
       Net book value of abandoned asset                                  69,605                    0               69,605
       Stock issued for expenses                                             120                    0                  120
       Depreciation & amortization                                        29,955               15,772               65,584
   Changes in assets and liabilities:
       Inventory                                                          (9,522)              (3,312)             (16,622)
       Prepaid expenses                                                   (3,759)                   0               (3,759)
       Accounts payable                                                  (34,551)              18,339               18,206
       Accrued expenses                                                   82,176               (5,165)             215,981
                                                              ------------------    -----------------     ----------------
                                 NET CASH PROVIDED (USED) BY
                                        OPERATING ACTIVITIES              23,491             (136,968)            (100,220)

INVESTING ACTIVITIES
   Purchase of property and equipment                                     (8,520)            (153,509)            (231,104)
   Security deposits                                                           0               (6,552)              (6,552)
                                                              ------------------    -----------------     ----------------
                                            NET CASH USED BY
                                        INVESTING ACTIVITIES              (8,520)            (160,061)            (237,656)

FINANCING ACTIVITIES
   Proceeds from sale of common stock                                          0              150,000              188,063
   Loan proceeds                                                           5,000              200,000              215,000
   Loan repayments                                                        (2,802)              (1,263)             (22,501)
                                                              ------------------    -----------------     ----------------
                                        NET CASH PROVIDED BY
                                        FINANCING ACTIVITIES               2,198              348,737              380,562
                                                              ------------------    -----------------     ----------------

                                            INCREASE IN CASH
                                        AND CASH EQUIVALENTS              17,169               51,708               42,686

Cash and cash equivalents at beginning of year                            25,517               21,141                    0
                                                              ------------------    -----------------     ----------------

                                CASH AND CASH EQUIVALENTS AT
                                               END OF PERIOD  $           42,686    $          72,849     $         42,686
                                                              ==================    =================     ================

SUPPLEMENTAL INFORMATION Cash paid for:
     Interest                                                 $            4,464    $           1,994     $         34,414
                                                              ==================    =================     ================

     During 1995, the Company's subsidiary financed a van in the amount of $17,143 and in 1994 financed an automobile in the amount of $18,810.