Form 10KSB
period 1996-12-31
NORAM GAMING & ENTERTAINMENT INC
filed 1997-04-01
CIK 894555

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to
         ____________

         Commission File No.  33-55254-37

                      NORAM GAMING AND ENTERTAINMENT, INC.
             (Exact name of Registrant as specified in its charter)

          NEVADA                                            87-0485316
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)

THREE CANTON SQUARE
TOLEDO, OHIO                                                       43624
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:   (419) 255-1515

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act:  NONE

Check  whether  the issuer  (l) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ]Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $854,913.

As of March 21, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $3,978,125 based on 3,350,000 shares at a last sale price of $1.1875

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                              Outstanding as of March 21,1997
$.001 PAR VALUE CLASS A COMMON STOCK               13,100,000  SHARES

                                     PART I

ITEM 1. Business.

     Noram Gaming and Entertainment, Inc. (formerly Core Integration, Inc.), a Nevada corporation (the "Company" "Noram Gaming") was incorporated in 1990 for the purpose of developing venture businesses. On July 10, 1995, the name was changed to Noram Gaming and Entertainment, Inc. Noram Gaming was formed by
Capital General Corporation and has acquired new management to acquire corporations and develop certain businesses. During 1995, the Company issued 10,000,000 shares of its restricted common stock to acquire 100% of the outstanding stock of Noram Ventures Holdings, Inc. ("Noram Ventures"). The Company's executive offices are presently located at Three Canton Square, Toledo, Ohio 43624, its telephone number at this location is (419) 255-1515 and the telefax number is (419) 255-2332.

                     History and Background of Noram Gaming

     George Zilba and Logan Anderson acquired controlling interest in Noram Gaming with the intent of acquiring a viable business. George Zilba is the current President and a Director with John Zilba as Vice President, Secretary and a Director, Frank B. Bryan as Vice President, Treasurer, and Director, Kenneth McDougal as a Director, and Andrew Mangino as a Director.

     Management determined that it had expertise in the gaming field and expects to acquire additional facilities in 1997 to use for bingo operations in the United States and overseas.

ITEM 2. Properties

Noram Gaming

     Office space is currently being provided by the Company's President at no charge in Michigan. Office space is provided on an as-needed basis at no charge in Ohio by one of the Company's attorneys, who is the President's son.

Brandon Facility in Brandon, Florida

     This facility has approximately 11,000 square feet. The lease began May 26, 1995 and runs for five years with a renewal option of three years. Rent for the first year is $6,290 per month, which includes $384 of Florida sales tax. Succeeding years will have an increase of four percent over the base rent for the previous year. This is a triple net lease. The Company charges the charity $440 per session that the facility is used.

Highland Facility in Clearwater, Florida

     This facility has approximately 14,000 square feet. The lease began September 26, 1994 and is five years in length. Rent for each year is $7,215 per month including sales tax of $440. This is a triple net lease. The Company charges the charity $440 per session that the facility is used.

Oakwood Facility in Clearwater, Florida

     This facility has approximately 11,800 square feet. The lease began February 27, 1995 and is five years in length. Rent for each year is $4,710 per month including sales tax of $287 with CPI increases capped at 5% annually. This is a triple net lease. The Company charges the charity $375 per session the facility is used.

ITEM 3. Legal Proceedings.

     The Company, its subsidiary and any of their property, are not involved in any material pending legal proceeding. At this time, neither the Company, nor its subsidiary, have any material bankruptcy, receivership, or similar proceeding pending.

ITEM 4. Submission of Matters to a Vote of Security Holders.

         None.

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholders Matters.

     Beginning December 18, 1995, the Company's common stock began trading on the NASD- OTC System under the symbol NRAG. The information below was provided by brokers and does not necessarily represent prices of actual sales of the Company's common stock, nor does it take into account any brokerage discounts, commissions, or fees.

           Quarter        High Bid       High Ask        Low Bid       Low Ask

         First 1995     $       0.00   $       0.00    $      0.00   $     0.00
         Second 1995            0.00           0.00           0.00         0.00
         Third 1995             0.00           0.00           0.00         0.00
         Fourth 1995            0.20           0.50           0.10         0.20

         First 1996             1.50           2.00            .25          .50
         Second 1996           2.625           3.00          1.875         2.00
         Third 1996             2.75           3.00           1.25         2.00
         Fourth 1996            1.25           1.50            .48         .625

     The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

ITEM 6. Management's Discussion and Analysis or Plan of Operation.

     The Company has had limited operational history and is now engaged in the leasing of facilities for bingo operations. All risks inherent in new and inexperienced enterprises are inherent in the Company's business.

     One of the facilities acquired in 1995 was determined to not be profitable during 1996, and the lease on that facility was terminated. The $74,604 remaining unamortized cost of its acquisition was written off as an other expense in 1996. Management feels that, even though the Company showed a significant loss on that site, it acquired the services of a valuable employee as a result of that transaction.

     As of December 31, 1996, the Company had cash of $49,078 compared to cash of $25,517 as of December 31, 1995, an increase of 23,561 (92%). The increase is attributed to increased revenue.

     Current assets as of December 31, 1996 were $81,390 compared to $32,617, an increase of $48,773 (149%). The increase is due to an increase in cash and inventory.

     Current liabilities as of December 31, 1996 were $479,703 compared to $400,347, an increase of $79,356 (20%). The increase is mainly attributable to an increase in bridge loans and accrued expenses.

     Stockholders' deficit as of December 31, 1996 was $(279,576) compared to $(150,739) for an increase of $128,837 (85%). The increase was mainly caused by the net loss for the year.

     Total revenues for the year ended December 31, 1996 were $854,913 compared to $457,938 for 1995. The increase, $396,975 (87%) was due to expanded hours of operation and decreased competition in the market.

     Cost of Sales for the year ended December 31, 1996 were $207,703 compared to $203,656 for 1995. This is a lower percentage of revenues due to improved management controls and increased revenues based on higher traffic.

     General and administrative expenses for the year ended December 31, 1996 were $641,603 compared to $536,080 in 1995. The increase of $105,523 (20%) was caused by increased salary, rent, utilities, and similar items in 1996, due to expansion of operations.

     Depreciation and amortization expense for the year ended December 31, 1996 was $41,349 compared to $30,648 in 1995. The increase of $10,701 (35%) is due to facilities being in operation for all of 1996 and the purchase of fixed assets in 1996.

     Interest expense for the year ended December 31, 1996 was $18,631 compared to $34,893 in 1995. The decrease of $16,262 (47%) was due mainly to $25,000 paid in connection with a bridge loan in 1995 which was not required in 1996.

     In order for the Company to fund day to day operations it was necessary to obtain a loan of $200,000 from a Canadian company in 1995. Upon the payment of the loan 60,000 shares of common stock of the Company will be issued. The Company also issued 100,000 warrants entitling the lender to purchase the Company's stock at $2.00 per share anytime prior to August 1, 1998. The loan was due April 30, 1996, but this date has been extended without penalty until the Company is able to pay the obligation.

     The Company was able to fund not only its current bingo operations, but also an increase in research and development expenses, without significant new borrowing in 1996. Management is confident that the three gaming facilities currently being operated in Florida will continue to prove profitable, and that additional facilities in the area can be successfully operated, generating additional profits to assist in the development of other growth objectives.

Future Plans

     The Company's plans for 1997 are as follows:
     1. acquire up to two more bingo facilities in Florida by the middle of 1997.
     2. sell gaming equipment in North and South America. At the present time, expected profits cannot be projected.
     3. establishment of casinos and bingo slot operations outside of the United States.
     4.   gaming on the Internet.

THERE CAN BE NO GUARANTEE THAT THE COMPANY'S PLANS OR PROJECTIONS WILL BE ACHIEVED DURING 1997 OR FUTURE YEARS.

Financial Projections
     Revenue and profit estimates for Internet gaming are truly explosive. At the same time, getting a definitive handle on the numbers is difficult simply because this area is brand new. The potential market is large but its real size and its growth rate are not well known. Additional unknowns are gaming regulations, competition, and the level of participation in such electronic gaming opportunities.

Internet Gaming
     The Company has developed a number of casino type games to be played over the Internet, such as Keno, Draw Poker, Roulette, Blackjack, and a variety of Slot Machines. These games will be played by "Club" members who have established credit with the Company and instituted a simple electronic debit and credit electronic funds transfer system. The Company anticipates finalizing contracts related to Internet gaming in April, 1997, and projects a start of operations in the third quarter of 1997.

     At the present time there are some 50-55 million connected Internet users on a world-wide basis. This number will certainly grow over the next several years, but estimates of this growth rate vary widely. During any given day, it is estimated that some 20-25% of these people are connected; this equates to some 15 million people on-line at any given time. The demographics of these Internet users is upscale with higher earnings and household income than the median figures for the general population. The Company believes that it is possible to attract one in every thousand to participate in gaming on its gaming site. This equates to approximately 50,000 people. A reasonable estimate is that this market segment will have sufficient disposable income to wager at the rate of $100 to $150 per month. This equates to a revenue potential of some $60 to $90 million per year.

Club Web
     The Company plans to have the World Wide Web be the focal point of our adult recreational gaming sites throughout the United States and abroad. Here customers will dine and be entertained in a setting which provides access to world wide gaming opportunities such as Sport Betting, Black Jack, Roulette, Keno, and Bingo. In those states where lotteries have been legalized, we plan to provide Video Poker and Blackjack terminals as an additional revenue source for the Clubs and entertainment for our guests.

     With terminals hooked into an offshore Internet server, customers will have 24 hours real time access to interactive on-line gaming. By setting up a "debit account" with Club Web, they can bet in a cashless environment at their own table while enjoying the company of friends. They can track box scores and play Keno without the necessity of "runners" to collect bets and make payoffs.

     Trips,  tours,   cruises,  and  events  will  enhance  the  value  of  Club
"membership" while promotional premiums will help to establish identity for the Clubs.

     Current usage of the Internet is estimated at approximately 50-55 million people. This represents a 200% growth rate since early 1995 making it a substantial "captive market" for gaming. It represents the core of our business strategy.

International Gaming
     The Company has established contacts in Venezuela to begin operating casinos and bingo facilities in that country as soon as enabling legislation is passed. Management expects passage in April, 1997.

Equipment Distribution
     The Company is negotiating to acquire distribution rights to represent highly-respected manufacturers of gaming equipment and supplies. Management anticipates that this could generate additional sales volume of $2.5 to $3 million with profits of 25% of sales.

ITEM 7. Financial Statements and Supplementary Data.

         See Item 13.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     No independent accountant previously engaged as the principal accountant to audit the Company's financial statements, nor an independent accountant who was previously engaged to audit a significant subsidiary and on whom the principal accountant expressed reliance in its report, has resigned or was dismissed. The Company has not changed accountants nor has it had any disagreements with any accountants.

                                    PART III

ITEM 9. Directors and Executive Officers of the Registrant.

     The following table shows the positions held by the Company's officers and directors. The directors were appointed during 1995 and early 1996 and will serve until the next annual meeting of the Company's stockholders, and until their successors have been elected and have qualified. The officers were appointed to their positions, and continue in such positions, at the discretion of the directors.

Name                           Age                   Position

George C. Zilba                58                    President, Director
John O. Zilba                  55                    Vice President, Director
Frank B. Bryan                 59                    Vice President, Director
Kenneth P. McDougal            63                    Director
Andrew Mangino                 61                    Director

George C. Zilba (age 58) is a Director and President. Mr. Zilba has been employed by the Company since July 1995, when he was elected to the Board of Directors and accepted the position of President. He has also been the President of Noram Ventures since March, 1994. Mr. Zilba received a Bachelor of Arts degree from the University of Dayton, Dayton, Ohio, 1960. Mr. Zilba served in the U.S. Army from 1960 to 1962 and obtained the rank of First Lieutenant. Since 1962, Mr. Zilba has been an independent business man in various family businesses. Over the past thirty years, Mr. Zilba has owned and operated his own management companies that have serviced bingo activities. His companies have assisted over 300 charities and non-profit organizations in developing and operating successful bingo facilities in eight states. With constantly fluctuating state regulations regarding charitable gaming being the rule, Mr. Zilba has distinguished himself as a knowledgeable and successful operator of charitable bingo and gaming facilities evidenced by the many acknowledgments and awards presented to him personally and to his company.

John O. Zilba (age 54) is Vice President and a Director of the Company. He has been employed by the Company since August 1995 and became a Director in February 1996. Mr. Zilba is currently Director of Operations for the Company. He has extensive background in bingo and related gaming activities. Mr. Zilba has managed gaming facilities in seven states over a thirty year career. Mr. Zilba also has experience in Indian Gaming, having been the management leader in a three-tribe gaming facility in Oklahoma. His management capabilities have been responsible for the success of many operations that had shown poor operating revenues prior to his arrival. Mr. Zilba is the brother of George C. Zilba.

Frank B. Bryan (age 59) is Vice President and Director of the Company. Mr. Bryan has a broad background in business which includes partnership and ownership in several businesses as well as many years in the securities industry with both U.S. and Canadian investment companies. Mr. Bryan attended Upper Canada College and studied business administration at Ryerson Polytechnical University. Prior to joining Noram in October of 1996, Mr. Bryan was President and Director of Castello Casino Corp (1991-1996), a Canadian public company. Mr. Bryan is registered under the Gaming Control Act / Gaming Control Commission, Province of Ontario,

Andrew Mangino (age 61) is a Director of the Company. Mr. Mangino, a native of Pennsylvania, attended University of Youngstown, Ohio, where he majored in Business Administration. Mr. Mangino served with distinction as a U.S. Army Paratrooper prior to his business career. Mr. Mangino's business career has been primarily in gaming sales. He has won many sales and marketing awards during his thirty-one years of sales and continues to operate his own gaming and bingo sales organization in Cincinnati, Ohio. Andy is well known among gaming circles in the U.S. and Canada, and brings to Noram a bright and aggressive attitude coupled with his proven ability to help build a successful corporate marketing program.

Kenneth P. McDougal (age 63) is a Director of the Company. Mr. McDougal has been a Director since August 1995. He has an extensive and diversified background in marketing, sales and management. Mr. McDougal is currently the Marketing and Sales Director of television programming and gaming equipment for Indian Gaming on tribal land throughout the United States. He has been involved in the sales and manufacturing of gaming equipment since 1986.

ITEM 10. Executive Compensation.

                            Annual Compensation Table
   Name                  Title                  Year      Salary      Other
George C. Zilba     President, Director         1996     $ 75,000*

John O. Zilba       Vice President, Director    1996     $ 22,000       **

     *   Includes $70,000 accrued at December 31, 1996.
     **  Received 10,000 restricted shares recorded at par value of $100.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as of December 31, 1996, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares and information related to beneficial ownership, by each of the directors and by the officers and directors as a group.


                                       Name and address                     Amount of                    Percent
Title of class                        of beneficial owner              beneficial ownership            of class
Class A Common            George C. Zilba                                      5,930,000                    46.91%
(Restricted)              6620 Muller Dr.
                          Ottawa Lake, MI 49267-9515

Class A Common            Frank Anderson                                       2,000,000                    15.81%
(Restricted)              c/o Dynamic Associates
                          7373 North Scottsdale Rd.. #B-150
                          Scottsdale, AZ 85253

Class A Common            Logan Anderson                                       1,700,000                    13.45%
(Restricted)              4915 East Doubletree, Ranch Road
                          Paradise Valley, AZ 85253

Class A Common            Source Corporation                                   1,125,000                     8.90%
1,125,000 shares          International Ltd.
are Regulation S          #2 St. Johns Place (upper)
                          8 Lanston Hill
                          Pembrooke 8413 Bermuda

Class A Common            John Zilba                                             100,000                     0.79%
(Restricted)              134 Brightwater Dr., Unit 2
                          Clearwater Beach, FL 34630

Class A Common            Kenneth McDougal                                        10,000                     0.08%
(Restricted)              6 Buttonbush Lane
                          Hilton Head, SC 29926

Class A Common            Andrew Mangino                                          10,000                     0.08%
                          10631 Stargate Lane
                          Cincinnati, OH 45240

Class A Common            All Officers and Directors                           6,050,000                    47.86%
                          as a Group (4 persons)


ITEM 12. Certain Relationships and Related Transactions.

     During 1995, the Company paid $25,000 in interest to obtain a loan from a Canadian company which is a sister corporation to an entity that owns 9.8% of the Company's outstanding common stock.

                                     PART IV

ITEM 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following financial statements, financial statement schedules and supplementary data are included:

     F-1  Independent Auditor's Report

          Financial Statements:

     F-2 Consolidated Balance Sheet - December 31, 1996.

     F-3 Consolidated Statements of Operations - Years Ended December 31, 1996 and 1995.

     F-4 Consolidated Statement of Changes in Stockholders' Equity (Deficit) Years ended December 31, 1996 and 1995.

     F-5 Consolidated Statements of Cash Flows - Years ended December 31, 1996 and 1995.

     F-6  Notes to Consolidated Financial Statements.

     F-10 Independent Auditor's Report on Supplementary Financial Information

     F-11 Schedule V - Property and Equipment

     F-12 Schedule VI - Accumulated Depreciation and Amortization of Property and Equipment

          The following exhibits are included:

(3)(i) Articles of Incorporation are incorporated by reference.

  (ii) By-Laws are incorporated by reference.

(27) Financial Data Schedule

(b)  Reports on Form 8-K.

         None

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NORAM GAMING AND ENTERTAINMENT, INC.




Date:  March 31, 1997           By:      /S    George C. Zilba
                                       George C. Zilba, President and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Date:   March 31, 1997           By:      /S   George C. Zilba
                                        George C. Zilba, President and Director




Date:   March 31, 1997           By:      /S     John O. Zilba
                                     John O. Zilba, Vice President, Secretary,
                                         and Director



Date:   March 31, 1997           By:      /S      Frank B. Bryan
                                     Frank B. Bryan, Vice President,
                                         Treasurer, and Director

                                 Smith & Company
                          certified public accountants

Members of:                                  Crandall Building Suite 700
American Institute of                        10 West 100 South
     Certified Public Accountants            Salt Lake City, Utah 84101
Utah Association of                          Telephone:     (801) 575-8297
     Certified Public Accountants            Facsimile:     (801) 575-8306
------------------------------------------------------------------------------



                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Noram Gaming and Entertainment, Inc. (A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Noram Gaming and Entertainment, Inc. (a development stage company) and Subsidiary as of December 31, 1996, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 1996, and 1995 and for the period of March 14, 1990 (date of inception) to December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Noram Gaming and Entertainment, Inc. (a development stage company) and Subsidiary as of December 31, 1996, and the results of their operations, changes in stockholders' equity (deficit) and their cash flows for the years ended December 31, 1996, and 1995 and for the period of March 14, 1990 (date of inception) to December 31, 1996 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has a working capital deficiency of $398,313 at December 31, 1996 and an accumulated deficit of $467,779. The Company has suffered losses from operations and has a substantial need for working capital. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 10 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.



                               /s/ Smith & Company
                          CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
March 22, 1997

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET

                                                                                                     December 31, 1996
                                                                                               ----------------------------
ASSETS
         CURRENT ASSETS
              Cash                                                                             $                     49,078
              Prepaid expenses                                                                                       10,757
              Inventory (Note 1)                                                                                     21,555
                                                                                               ----------------------------

                                                                         TOTAL CURRENT ASSETS                        81,390

         PROPERTY AND EQUIPMENT (Note 1 and
              Schedules V and VI)                                                                                   120,474

         OTHER ASSETS
              Security deposits                                                                                       6,552
                                                                                               ----------------------------

                                                                                               $                    208,416
                                                                                               ============================

LIABILITIES & EQUITY (DEFICIT)
         CURRENT LIABILITIES
              Accounts payable                                                                 $                     27,746
              Bridge loans (Note 4)                                                                                 215,000
              Current portion of long-term debt (Note 6)                                                              4,181
              Accrued expenses                                                                                       30,626
              Accrued expenses - related parties (Note 5)                                                           202,150
                                                                                               ----------------------------

                                                                    TOTAL CURRENT LIABILITIES                       479,703

         LONG-TERM DEBT (Note 6)                                                                                      8,289
                                                                                               ----------------------------

                                                                            TOTAL LIABILITIES                       487,992

Commitments and contingencies (Note 9)                                                                                    0

         STOCKHOLDERS' EQUITY (DEFICIT) (Note 3)
              Common Stock $.001 par value:
                Authorized - 25,000,000 shares
                Issued and outstanding 12,640,000 shares                                                             12,640
              Additional paid-in capital                                                                            175,563
              (Deficit) accumulated during the development stage                                                   (467,779)
                                                                                               ----------------------------

                                                         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                      (279,576)
                                                                                               ----------------------------

                                                                                               $                    208,416
                                                                                               ============================

See Notes to Consolidated Financial Statements.

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                                  3/14/90
                                                                                                                 (Date of
                                                                         Year ended December 31,               inception) to
                                                                       1996                  1995                12/31/96
                                                                ------------------          ------------    ------------------

Net sales                                                       $          854,913     $         457,938    $        1,607,216
Cost of sales                                                              207,703               203,656               492,408
                                                                ------------------     -----------------    ------------------

                                                  GROSS PROFIT             647,210               254,282             1,114,808

General & administrative expenses                                          641,603               536,080             1,389,273
Depreciation & amortization                                                 41,349                30,648                63,742
Interest expense                                                            18,631                34,893                54,968
                                                                ------------------    ------------------    ------------------
                                                                           701,583               601,621             1,507,983
                                                                ------------------    ------------------    ------------------
                                         NET LOSS BEFORE OTHER             (54,373)             (347,339)             (393,175)

Termination of facility lease                                              (74,604)                    0               (74,604)
                                                                ------------------    ------------------    ------------------

                                               NET LOSS BEFORE
                                                  INCOME TAXES            (128,977)             (347,339)             (467,779)

INCOME TAXES                                                                     0                     0                     0
                                                                ------------------    ------------------    ------------------

                                                      NET LOSS  $         (128,977)   $         (347,339)   $         (467,779)
                                                                ==================    ==================    ==================

Net loss per weighted average share                             $             (.01)   $             (.03)
                                                                ==================    ==================

Weighted average number of common shares
            used to compute net loss per
            weighted average share                                      12,596,656            11,500,000
                                                                ==================    ==================


See Notes to Consolidated Financial Statements.

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                                 Deficit
                                                                                                               Accumulated
                                                Common Stock               Additional           Stock            During
                                               Par Value $.001               Paid-in        Subscription       Development
                                           Shares          Amount            Capital         Receivable           Stage
                                       -------------   --------------   ---------------   ---------------   ---------------
Balances at 3/14/90
       (Date of inception)                         0   $            0   $             0   $             0   $             0
         Issuance of common stock
            (restricted) at $.001 per
             share at 3/14/90              1,000,000            1,000                              (1,000)
         Net income for period                                                                                            0
                                       -------------   --------------   ---------------   ---------------   ---------------

Balances at 12/31/90                       1,000,000            1,000                 0            (1,000)                0
         Cash received for
            stock subscription                                                                      1,000
         Net loss for year                                                                                           (1,000)
                                       -------------   --------------   ---------------   ---------------   ---------------

Balances at 12/31/91                       1,000,000            1,000                 0                 0            (1,000)
         Net income for year                                                                                              0
                                       -------------   --------------   ---------------   ---------------   ---------------

Balances at 12/31/92                       1,000,000            1,000                 0                 0            (1,000)
         Net income for year                                                                                              0
                                       -------------   --------------   ---------------   ---------------   ---------------

Balances at 12/31/93                       1,000,000            1,000                 0                 0            (1,000)
         Issuance of common stock
            (restricted) for subsidiary
            at $.001 per share*           10,000,000           10,000            27,063
         Net income for year                                                                                          9,537
                                       -------------   --------------   ---------------   ---------------   ---------------

Balances at 12/31/94                      11,000,000           11,000            27,063                 0             8,537
         Sale of common stock
            (Regulation S) at $.10
            per share at 8/30/95           1,500,000            1,500           148,500
         Net loss for year                                                                                         (347,339)
                                       -------------   --------------   ---------------   ---------------   ---------------

Balances at 12/31/95                      12,500,000           12,500           175,563                 0          (338,802)
         Issuance of common stock
            (restricted) at $.001 per
            share for  services  at
            7/9/96                           140,000              140
         Net loss for year                                                                                         (128,977)
                                       -------------   --------------   ---------------   ---------------   ---------------

Balances at 12/31/96                      12,640,000   $       12,640   $       175,563   $             0   $      (467,779)
                                       =============   ==============   ===============   ===============   ===============

* Transaction actually occurred July 10, 1995 but is reflected earlier under the pooling-of-interests method of accounting.


See Notes to Consolidated Financial Statements.

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                  3/14/90
                                                                                                                 (Date of
                                                                         Year ended December 31,               Inception) to
                                                                       1996                  1995                12/31/96
                                                                ------------------    ------------------    ------------------
OPERATING ACTIVITIES
       Net loss                                                 $         (128,977)   $         (347,339)   $         (467,779)
       Adjustments to reconcile  net loss to cash
          provided  (used) by operating activities:
           Net book value of terminated lease                               69,605                     0                69,605
           Stock issued for expenses                                           140                     0                   140
           Depreciation and amortization                                    41,349                30,648                76,978
       Changes in assets and liabilities:
           Inventory                                                       (14,455)               (5,852)              (21,555)
           Prepaid expenses                                                (10,757)                    0               (10,757)
           Accounts payable                                                (25,011)               46,953                27,746
           Accrued expenses                                                 98,971               132,705               232,776
                                                                ------------------    ------------------    ------------------

                                      NET CASH PROVIDED (USED)
                                       BY OPERATING ACTIVITIES              30,865              (142,885)              (92,846)

INVESTING ACTIVITIES
       Purchase of property and equipment                                   (8,520)             (204,035)             (231,104)
       Security deposits                                                         0                (6,552)               (6,552)
                                                                ------------------    ------------------    ------------------

                                                 NET CASH USED
                                       BY INVESTING ACTIVITIES              (8,520)             (210,587)             (237,656)

FINANCING ACTIVITIES
       Proceeds from sale of common stock                                        0               150,000               188,063
       Loan proceeds                                                         5,000               210,000               215,000
       Loan repayments                                                      (3,784)               (2,152)              (23,483)
                                                                ------------------    ------------------    ------------------

                                          NET CASH PROVIDED BY
                                          FINANCING ACTIVITIES               1,216               357,848               379,580
                                                                ------------------    ------------------    ------------------

                                              INCREASE IN CASH
                                          AND CASH EQUIVALENTS              23,561                 4,376                49,078

Cash and cash equivalents at beginning
       of year                                                              25,517                21,141                     0
                                                                ------------------    ------------------    ------------------

                                     CASH AND CASH EQUIVALENTS
                                                AT END OF YEAR  $           49,078    $           25,517    $           49,078
                                                                ==================    ==================    ==================

SUPPLEMENTAL INFORMATION
       Cash paid for interest                                   $            1,531    $           28,506    $           31,481
                                                                ==================    ==================    ==================

During 1995, the Company's subsidiary financed a van in the amount of $17,143.



See Notes to Consolidated Financial Statements.

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996



NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

     Principals of Consolidation
     The consolidated financial statements for 1996 and 1995 include the accounts of the Company and its wholly owned subsidiary, Noram Ventures, which was incorporated March 4, 1994 under the laws of the State of Florida, and does business under the name of Noram Ventures Holdings, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

     Business Activity
     The Company through its subsidiary, Noram Ventures Holdings, Inc. ("Noram Ventures") is currently leasing premises in three locations in Florida to charitable organizations that conduct bingo operations on the premises. The Company receives revenue in the form of rent and also sells concessions, souvenirs, and bingo supplies.

     Revenue Recognition
     Revenue is recognized when premises are rented and products are sold and cash is collected.

     Dividend Policy
     The Company has not yet adopted any policy regarding payment of dividends.

     Inventory
     Inventory consists mainly of paper products used by the bingo operations and concessions and novelty items and are valued at the lower of cost (first-in, first-out basis) or market.

     Property and Equipment
     Property and equipment are recorded at cost. Expenditures for additions and major improvements are capitalized. Expenditures for repairs and maintenance and minor improvements are charged to expense as incurred. When property or equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains or losses from retirements and disposals are recorded as other income or expense.

     Property and equipment are depreciated over their estimated useful lives. Leasehold improvements and acquisition costs are amortized over their estimated useful lives or the lease term, whichever is shorter. Depreciation and amortization are computed using straight-line and accelerated methods over the following estimated useful lives:

                                                                       Years
         Bingo facility equipment................................         7
         Furniture and fixtures..................................       5-7
         Transportation equipment................................         5
         Leasehold improvements and acquisition costs............      6-12

     Cash and Cash Equivalents

     For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.


     Income Taxes
     The Company records the income tax effect of transactions in the same year that the transactions enter into the determination of income, regardless of when the transactions are recognized for tax purposes. Tax credits are recorded in the year realized.

     The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 1996


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

     Earnings (loss) per share
     Earnings  (loss) per common  share are  computed by dividing  net  earnings
     (loss) by the weighted average common shares outstanding during each period.

NOTE 2: DEVELOPMENT STAGE COMPANY
     The Company was incorporated under the laws of the State of Nevada on March 14, 1990 as Core Integration, Inc. and has been in the development stage since incorporation. On July 10, 1995, the name was changed to Noram Gaming and Entertainment, Inc. The Company is now engaged in the leasing of facilities to charities that conduct bingo operations.

NOTE 3: CAPITALIZATION
     On the date of incorporation, the Company sold 1,000,000 shares of its Class "A" common stock to Capital General Corporation for $1,000 cash for an average consideration of $.001 per share. The Company's authorized stock includes 25,000,000 shares of Class "A" common stock at $.001 par value.

     During 1995, the Company issued 10,000,000 shares of its restricted common stock to acquire Noram Ventures (See Note 11). Under the pooling-of-interests method of accounting, the stock has been treated as issued January 1, 1994. Also during 1995, the Company sold 1,500,000 shares of Regulation S stock for $.10 per share, raising $150,000. During 1996, the Company issued 140,000 shares of its restricted common stock for services.

NOTE 4: BRIDGE LOANS
     At December 31, 1996, the Company owes $215,000 to a Canadian company which is a sister company to another company which owns 9.8% of the Company's outstanding stock. One loan is for $200,000, bears interest at 8% per annum and was due April 30, 1996 but has been extended without penalty until the Company is able to pay the obligation. The loan is in the Company's name and Noram Ventures is a guarantor. The Company is to pay 60,000 shares of its common stock as bonus interest and will also issue 100,000 warrants allowing the lender to purchase 100,000 shares of the Company's common stock at $2.00 per share anytime before August 1, 1998. The second loan is in the amount of $15,000, bears interest at 8% per annum and was due June 22, 1996 but has been extended without penalty until the Company is able to pay the obligation. Both of the loans require the Company to repay the obligation immediately if it raises equity capital in excess of $500,000 during the term of the agreement.

NOTE 5: ACCRUED EXPENSES - RELATED PARTIES
     At December 31, 1996, $162,150 is due to the Company's President for compensation and amounts expended on the Company's behalf. Also, at December 31, 1996, $40,000 is due to an entity owned 50% by the President's sister-in-law who is also the wife of the Company's Vice President. He became Vice President in early 1996 . The amount is due for the purchase of various assets from the entity currently being used by the Company. Total cost of the assets purchased was $80,000 which management considers was fair market value in an arms-length transaction. In 1996, the Company issued 10,000 shares of its common stock to each of the two owners of the entity. The stock and $40,000 balance were to have been issued and paid prior to December 31, 1995. The $40,000 was not paid due to cash flow considerations.

NOTE 6: LONG-TERM DEBT
     Long-term debt at December 31, 1996 is detailed as follows:

                                                                     Interest                   Principal Balance
                                                                       Rate               Current              Long-term
                                                                  ---------------    -----------------     -----------------
                                Ford Motor Company                          9.90%    $           4,181     $           8,289
                                                                                     =================     =================

     The loan is secured by a van.

            Scheduled principal reductions of the debt are as follows:
                    1997...............................$        4,181
                    1998...............................         4,618
                    1999...............................         3,671
                    -----                              --------------

                                                       $       12,470
                                                       ==============

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 1996


NOTE 7: INCENTIVE STOCK OPTION PLAN
     During 1995, the Company established an incentive stock option plan for employees and directors of the Company. The maximum number of shares to be issued under the plan is 1,000,000. The aggregate fair market value (determined at the grant date) of the shares to which options become exercisable for the first time by an optionee during any calendar year shall not exceed $100,000. For 10% shareholders, the option price shall not be less than 110% of the fair market value of the shares on the grant date and the exercise period shall not exceed 5 years from the grant date. The Company also can grant non-qualified stock options. On December 28, 1995, a total of 800,000 options were granted at a price of $1.00 per share to six individuals as follows: 150,000 options were granted to the Company's President, 150,000 to the Secretary, 100,000 to the Vice President, 150,000 to the Company's second largest shareholder, 150,000 to the President of the entity that loaned $215,000 to the Company, and 100,000 options (which were subsequently canceled) were granted to an individual who provides public relations services to the Company.

NOTE 8: INCOME TAXES
     No federal income taxes were due for the years ended December 31, 1996 or 1995.

     At December 31, 1996, the Company has a federal net operating loss carryover of approximately $275,000. The federal loss will expire December 31, 2010.

     At December 31, 1996, the Company has a deferred tax asset in the amount of $-0-. There is a potential asset based on future reduction of income taxes using the net operating loss carryforward. The amount has been reserved 100% due to the Company's losses. Management believes that the Company will realize sufficient income in the future to utilize the net operating loss carryforward. However, since future income can only be estimated, there is not sufficient basis for recognition of any deferred tax asset at this time.

NOTE 9: COMMITMENTS AND CONTINGENCIES

     The  Company   conducts  its   operations   in  leased   facilities   under
     noncancelable operating leases expiring through 2000. In addition, the Company leases equipment under noncancelable operating leases expiring through 1998. The minimum future rental commitments under operating leases are as follows:

          Year ending
         December 31,                    Facilities             Equipment               Total
         ------------                ------------------    -----------------     -----------------
             1997....................$          270,461    $           6,631     $         277,092
             1998....................           241,995                3,868               245,863
             1999....................           219,984                    0               219,984
             2000....................            48,244                    0                48,244
          Thereafter.................                 0                    0                     0
                                     ------------------    -----------------     -----------------

                                     $          780,684    $          10,499     $         791,183
                                     ==================    =================     =================

     Rental expense for all operating leases was $255,714 and $154,594 for the years ended December 31, 1996 and 1995 respectively.

NOTE 10: GOING CONCERN
     The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. At December 31, 1996, the Company has a deficit in working capital of $398,313, a loss from operations for 1996 of $54,373 and an accumulated deficit of $467,779.

     Management feels that expanding its operations to the Internet and a combination of debt financing and sale of common stock will provide sufficient working capital to allow the Company to continue as a going concern.

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 1996


NOTE 11: ACQUISITION OF SUBSIDIARY
     On July 10, 1995, the Company acquired 100% of the outstanding stock of Noram Ventures in a reverse acquisition (which was accounted for similar to a pooling-of-interests). For the year ended December 31, 1996, the Company's loss was $45,836 and the subsidiary's loss was $83,141 for a total net loss of $128,977. For the year ended December 31, 1995, the Company's loss was $24,981 and the subsidiary's loss was $322,358 for a total net loss of $347,339. From inception, the Company's net loss is $71,817 and the subsidiary's loss from inception is $395,962 for a total accumulated deficit of $467,779.

     Assets of the Company at December 31, 1996 (excluding intercompany items) are $8,195 and the subsidiary's assets are $200,221 for total consolidated assets of $208,416. Liabilities of the Company at December 31, 1996 are $288,961 and the subsidiary's liabilities (excluding intercompany items) are $199,031 for total consolidated liabilities of $487,992.

                                 Smith & Company
                          certified public accountants

Members of:                                      Crandall Building Suite 700
American Institute of                            10 West 100 South
     Certified Public Accountants                Salt Lake City, Utah 84101
Utah Association of                              Telephone:     (801) 575-8297
     Certified Public Accountants                Facsimile:     (801) 575-8306
------------------------------------------------------------------------------



                          INDEPENDENT AUDITOR'S REPORT
                     ON SUPPLEMENTARY FINANCIAL INFORMATION

Board of Directors
Noram Gaming and Entertainment, Inc.

Our audit of the basic financial statements presented in the preceding section of this report was made primarily to form an opinion on such financial statements taken as a whole. The additional information, contained in the following pages, is not considered essential for the fair presentation of the financial position of Noram Gaming and Entertainment, Inc. and Subsidiary, the results of their operations and cash flows in conformity with generally accepted accounting principles. The following information consisting of Schedule V and
Schedule VI is included to comply with reporting requirements of the Securities and Exchange Commission. Such data was subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                               /s/ Smith & Company
                          CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
March 22, 1997

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY

                       SCHEDULE V - PROPERTY AND EQUIPMENT

                                               Balance at                                                      Balance
                                                Beginning           Additions                                  at End
                                                of Period            At Cost            Retirement            of Period
                                            -----------------  ------------------   -------------------  -----------------
Year ended
            December 31, 1995:
               Bingo facility
                  equipment                 $          14,522  $           45,100   $                 0  $          59,622
               Furniture & fixtures                     2,027               1,360                     0              3,387
               Transportation
                  equipment                            20,810              18,143                     0             38,953
               Leasehold improve-
                  ments and acquisition
                  costs                                     0             156,575                     0            156,575
                                            -----------------  ------------------   -------------------  -----------------

                                            $          37,359  $          221,178   $                 0  $         258,537
                                            =================  ==================   ===================  =================


Year        ended December 31, 1996:
               Bingo facility
                  equipment                 $          59,622  $            6,806   $                 0  $          66,428
               Furniture & fixtures                     3,387                 850                     0              4,237
               Transportation
                  equipment                            38,953                   0                     0             38,953
               Leasehold improve-
                  ments and acquisition
                  costs                               156,575                 864                75,000             82,439
                                            -----------------  ------------------   -------------------  -----------------

                                            $         258,537  $            8,520   $            75,000  $         192,057
                                            =================  ==================   ===================  =================

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY

            SCHEDULE VI- ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                             PROPERTY AND EQUIPMENT

                                                                    Additions
                                               Balance at          Charged to                                  Balance
                                                Beginning            Expense                                   at End
                                                of Period            At Cost            Retirement            of Period
                                            -----------------  ------------------   -------------------  -----------------

Year ended
            December 31, 1995:
               Bingo facility
                  equipment                 $           1,556  $           11,070   $                 0  $          12,626
               Furniture & fixtures                       303                 884                     0              1,187
               Transportation
                  equipment                             3,122              10,703                     0             13,825
               Leasehold improve-
                  ments and acquisition
                  costs                                     0               7,991                     0              7,991
                                            -----------------  ------------------   -------------------  -----------------

                                            $           4,981  $           30,648   $                 0  $          35,629
                                            =================  ==================   ===================  =================

Year        ended December 31, 1996:
               Bingo facility
                  equipment                 $          12,626  $           14,903   $               725  $          26,804
               Furniture & fixtures                     1,187                 929                     0              2,116
               Transportation
                  equipment                            13,825              10,051                     0             23,876
               Leasehold improve-
                  ments and acquisition
                  costs                                 7,991              15,466                 4,670             18,787
                                            -----------------  ------------------   -------------------  -----------------

                                            $          35,629  $           41,349   $             5,395  $          71,583
                                            =================  ==================   ===================  =================


Depreciation for year                       $          28,112
Amortization for year                                  13,237
                                            -----------------

                                            $          41,349
                                            =================