Form 10QSB
period 1997-03-31
NORAM GAMING & ENTERTAINMENT INC
filed 1997-05-15
CIK 894555

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1997

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                       to

Commission File Number 33-55254-37

                      NORAM GAMING AND ENTERTAINMENT, INC.
        (Exact name of Small Business Issuer as specified in its charter)

                          Nevada                         87-0485316
     (State or other jurisdiction of                 (IRS Employer
                      incorporation )              Identification No.)

             THREE CANTON SQUARE
                TOLEDO, OHIO                         43624
--------------------------------------------    ----------------
 (Address of principal executive offices)       (Zip Code)

Issuer's telephone number, including area code: (419) 255-1515

Indicate by a check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                          Outstanding as of April 11, 1997
------------------------------------      ------------------------------------
$.001 par value Class A Common Stock               13,628,500 shares

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

BASIS OF PRESENTATION

General

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 1997, are not necessarily indicative of the results that can be expected for the year ending December 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1997, the Company had $144,167 cash in the bank. There is no certainty that the Company can meet its current financial commitments.

     The Company is a development stage Company engaged in the leasing of facilities to charities that conduct bingo operations.

     Net loss was $(504,661) for the three months ended March 31, 1997 compared with net income of $23,423 for the same period in 1996. All increases in revenues and cost of sales for 1997 can be attributed to the fact that the Company had more facilities in operation than in 1996. Net revenue was $334,912 for the three months ended March 31, 1997 compared with $219,135 for the same period in 1996 for an increase of 53%. Cost of sales for the three months ended March 31, 1997 were $61,574 compared to $47,202 for the same period in 1996 for an increase of 30%.

     General and administrative expenses were $206,409 for the three months ended March 31, 1997 compared to $132,079 for the same period in 1996 for an increase of 56%. Depreciation and amortization expense was $7,722 for the three months ended March 31, 1997 compared to $11,008 for the same period in 1996 for a decrease of 30%. Interest expense for the three months ended March 31, 1997 was $4,300 compared to $5,423 for the same period in 1996 for a decrease of 10%.

     During the three months ended March 31, 1997 the Company issued 938,500 shares of its common stock for consulting services valued at $558,968 in connection with the development of new overseas markets for the Company's services.

     For the three months ended March 31, 1997 the Company had a net loss of $(574,646) and its subsidiary had net income of $69,985 for consolidated net loss of $(504,661). For the three months ended March 31, 1996 the entire net income of $23,423 belonged to the subsidiary.

     At March 31, 1997 the Company's assets were $8,195 and the subsidiary's assets were $291,655 for total consolidated assets of $299,850. Liabilities at March 31, 1997 were $337,557 for the Company and $187,562 for the subsidiary for total consolidated liabilities of $525,119.

                           PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

     (a) Exhibits
         27 Financial Data Schedule
         99-1 Financial Statements as of March 31, 1997

     (b) Reports on Form 8-K
          none

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NORAM GAMING AND ENTERTAINMENT, INC.



DATED: May 15, 1997                    /S/ George C. Zilba
      -------------------------        -------------------
                                        George C. Zilba, President and Director

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                           March 31,
                                                                                             1997
                                                                                    ----------------------
ASSETS
     CURRENT ASSETS
         Cash                                                                       $              144,167
         Prepaid expenses                                                                           16,867
         Inventory                                                                                  16,412
                                                                                    ----------------------
                                                            TOTAL CURRENT ASSETS                   177,446

     PROPERTY AND EQUIPMENT                                                                        115,852

     OTHER ASSETS
         Security deposits                                                                           6,552
                                                                                    ----------------------
                                                                                    $              299,850
                                                                                    ======================

LIABILITIES & (DEFICIT)
     CURRENT LIABILITIES
         Accounts payable                                                           $               23,022
         Bridge loans                                                                              215,000
         Current portion of long-term debt                                                           4,181
         Accrued expenses                                                                           40,234
         Accrued expenses - related parties                                                        191,400
                                                                                    ----------------------
                                                       TOTAL CURRENT LIABILITIES                   473,837

     LONG-TERM DEBT                                                                                 51,282
                                                               TOTAL LIABILITIES                   525,119

     STOCKHOLDERS' (DEFICIT) Common Stock $.001 par value:
              Authorized - 25,000,000 shares
              Issued and outstanding 13,578,500 shares                                              13,578
         Additional paid-in capital                                                                733,593
         Deficit accumulated during the development stage                                         (972,440)
                                                                                    -----------------------
                                                     TOTAL STOCKHOLDERS' DEFICIT                  (225,269)
                                                                                    ----------------------
                                                                                    $              299,850
                                                                                    ======================

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                             3/14/90
                                                                              Three months ended            (Date of
                                                                                   March 31,               inception)
                                                                              1997           1996          to 3/31/97
                                                                         -------------  -------------   -----------------
Net Sales                                                                $     334,912  $     219,135   $       1,942,128
Cost of sales                                                                   61,574         47,202             553,982
                                                                         -------------  -------------   -----------------
                                                           GROSS PROFIT        273,338        171,933           1,388,146

General and Administrative expenses                                            206,409        132,079           1,595,682
Depreciation and amortization                                                    7,722         11,008              71,464
Interest expense                                                                 4,900          5,423              59,868
                                                                         -------------  -------------   -----------------
                                                                               219,031        148,510           1,727,014
                                                                         -------------  -------------   -----------------
                                         NET INCOME (LOSS) BEFORE OTHER         54,307         23,423            (338,868)

Stock issued for consulting services                                          (558,968)             0            (558,968)
Termination of facility lease                                                        0              0             (74,604)
                                                                         -------------  -------------   -----------------
                                                      NET INCOME (LOSS)
                                                    BEFORE INCOME TAXES       (504,661)        23,423            (972,440)

INCOME TAX (BENEFIT)                                                                 0              0                   0
                                                                         -------------  -------------   -----------------

                                                      NET INCOME (LOSS)  $    (504,661) $      23,423   $        (972,440)
                                                                         ============== =============   ==================

Net income (loss) per weighted average share                             $        (.04) $         .00
                                                                         ============== =============

Weighted average number of common shares used to
   compute net income (loss) per weighted average share                     13,124,483     12,500,000
                                                                         =============  =============

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)

                                                                                                                      Deficit
                                                                                                                    Accumulated
                                                  Common Stock               Additional            Stock              During
                                                 Par Value $.001               Paid-in         Subscription         Development
                                              Shares         Amount            Capital          Receivable             Stage
                                          -------------   -------------  -----------------   -----------------  ------------------
Balances at 3/14/90 (Date of inception)               0   $           0  $               0   $               0  $                0
   Issuance of common stock (restricted)
     at $.001 per share at 3/14/90            1,000,000           1,000                                 (1,000)
   Net income for period                                                                                                         0
                                          -------------   -------------  -----------------   -----------------  ------------------

Balances at 12/31/90                          1,000,000           1,000                  0              (1,000)                  0
   Cash received for stock subscription                                                                  1,000
   Net loss for year                                                                                                        (1,000)
                                          -------------   -------------  -----------------   -----------------  ------------------

Balances at 12/31/91                          1,000,000           1,000                  0                   0              (1,000)
   Net income for year                                                                                                           0
                                          -------------   -------------  -----------------   -----------------  ------------------

Balances at 12/31/92                          1,000,000           1,000                  0                   0              (1,000)
   Net income for year                                                                                                           0
                                          -------------   -------------  -----------------   -----------------  ------------------

Balances at 12/31/93                          1,000,000           1,000                  0                   0              (1,000)
   Issuance of common stock (restricted)
     for subsidiary at $.001 per share*      10,000,000          10,000             27,063
Net income for year                                                                                                          9,537
                                          -------------   -------------  -----------------   -----------------  ------------------

Balances at 12/31/94                         11,000,000          11,000             27,063                   0               8,537
   Sale of common stock (Regulation S)
     at $.10 per share at 8/30/95             1,500,000           1,500            148,500
   Net loss for year                                                                                                      (347,339)
                                          -------------   -------------  -----------------   -----------------  ------------------

Balances at 12/31/95                         12,500,000          12,500            175,563                   0            (338,802)
   Issuance of common stock (restricted)
     at $.001 per share for services at
     7/9/96                                     140,000             140
   Net loss for year                                                                                                      (128,977)
                                          -------------   -------------  -----------------   -----------------  ------------------

Balances at 12/31/96                         12,640,000          12,640            175,563                   0            (467,779)
   Issuance of common stock at $.50
     per share for services at 1/27/97          460,000             460            229,540
   Issuance of common stock at $.6875
     per share for services at 3/19/97          478,500             478            328,490
   Net loss for period                                                                                                    (504,661)
                                          -------------   -------------  -----------------   -----------------  ------------------
Balances at 3/31/97                          13,578,500   $      13,578  $         733,593   $               0  $         (972,440)
                                          =============   =============  =================   =================  ===================

   * Transaction actually occurred July 10, 1995 but is reflected earlier under the pooling-of-interests method of accounting.

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                3/14/90
                                                                         Three months ended                    (Date of
                                                                              March 31,                       inception)
                                                                     1997                  1996               to 3/31/97
                                                              ------------------    -----------------     ----------------
OPERATING ACTIVITIES
   Net income (loss)                                          $         (504,661)   $          23,423     $       (972,440)
   Adjustments to reconcile net income (loss) to cash
     provided (used) by operating activities:
       Net book value of terminated lease                                      0                    0               69,605
       Stock issued for services and expenses                            558,968                    0              559,108
       Depreciation & amortization                                         7,722               11,008               84,700
   Changes in assets and liabilities:
       Inventory                                                           5,143                1,100              (16,412)
       Prepaid expenses                                                   (6,110)             (18,216)             (16,867)
       Accounts payable                                                   (4,724)             (24,553)              23,022
       Accrued expenses                                                   (1,142)              19,351              231,634
                                                              -------------------   -----------------     ----------------
                                 NET CASH PROVIDED (USED) BY
                                        OPERATING ACTIVITIES              55,196               12,113              (37,650)

INVESTING ACTIVITIES
   Purchase of property and equipment                                     (3,100)              (5,070)            (234,204)
   Security deposits                                                           0                    0               (6,552)
                                                              ------------------    -----------------     -----------------
                                            NET CASH USED BY
                                        INVESTING ACTIVITIES              (3,100)              (5,070)            (240,756)

FINANCING ACTIVITIES
   Proceeds from sale of common stock                                          0                    0              188,063
   Loan proceeds                                                          44,000                5,000              259,000
   Loan repayments                                                        (1,007)                (911)             (24,490)
                                                              -------------------   ------------------    -----------------
                                        NET CASH PROVIDED BY
                                        FINANCING ACTIVITIES              42,993                4,089              422,573
                                                              ------------------    -----------------     ----------------

                                            INCREASE IN CASH
                                        AND CASH EQUIVALENTS              95,089               11,132              144,167

Cash and cash equivalents at beginning of period                          49,078               25,517                    0
                                                              ------------------    -----------------     ----------------

                                CASH AND CASH EQUIVALENTS AT
                                               END OF PERIOD  $          144,167    $          36,649     $        144,167
                                                              ==================    =================     ================

SUPPLEMENTAL INFORMATION Cash paid for:
     Interest                                                 $              304    $           1,223     $         31,785
                                                              ==================    =================     ================