Form 10QSB
period 1997-06-30
NORAM GAMING & ENTERTAINMENT INC
filed 1997-08-19
CIK 894555

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1997

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                       to

Commission File Number 33-55254-37

                      NORAM GAMING AND ENTERTAINMENT, INC.
        (Exact name of Small Business Issuer as specified in its charter)

          Nevada                                       87-0485316
(State or other jurisdiction of                      (IRS Employer
     incorporation )                              Identification No.)

         THREE CANTON SQUARE
            TOLEDO, OHIO                                      43624
----------------------------------------               ----------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                             Outstanding as of June 30, 1997
------------------------------------         ----------------------------------
$.001 par value Class A Common Stock               13,926,300 shares

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

BASIS OF PRESENTATION

General

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 1997, are not necessarily indicative of the results that can be expected for the year ending December 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1997, the Company had $60,819 cash in the bank. There is no certainty that the Company can meet its current financial commitments.

     The Company is a development stage company engaged in the leasing of facilities to charities that conduct bingo operations.

     Net loss was $377,312 for the three months ended June 30, 1997 compared with $34,441 for the same period in 1996. All increases in revenues, cost of sales and expenses for 1997 can be attributed to the fact that the Company had more facilities in operation than in 1996.

     Net revenue was $167,930 for the three months ended June 30, 1997 compared with $223,983 for the same period in 1996 for a decrease of 25%. Cost of sales for the three months ended June 30, 1997 were $48,310 compared to $61,667 for the same period in 1996 for a decrease of 22%.

     General and administrative expenses were $192,175 for the three months ended June 30, 1997 compared to $180,068 for the same period in 1996 for an increase of 7%. Depreciation and amortization expense was $7,803 for the three months ended June 30, 1997 compared to $11,009 for the same period in 1996 for a decrease of 29%. Interest expense for the three months ended June 30, 1997 was $5,027 compared to $5,680 for the same period in 1996 for a decrease of 11%.

     During the three months ended June 30, 1997, the Company issued 347,800 shares of its common stock for consulting services valued at $291,927 in connection with the development of new overseas markets for the Company's services.

     For the three months ended June 30, 1997 the Company had a net loss of $296,887 and its subsidiary had a net loss of $80,425 for consolidated net loss of $377,312. For the three months ended June 30, 1996, the Company's loss was $28,166 and the subsidiary's loss was $6,275, for a consolidated net loss of $34,441.

     At June 30, 1997 the Company's assets were $8,195 and the subsidiary's assets were $211,334 for total consolidated assets of $219,529. Liabilities at June 30, 1997 were $342,517 for the Company and $187,666 for the subsidiary for total consolidated liabilities of $530,183.

     Net loss was $881,973 for the six months ended June 30, 1997 compared with $11,020 for the same period in 1996.

     Net revenue was $502,842 for the six months ended June 30, 1997 compared with $443,118 for the same period in 1996, an increase of 13%. Cost of sales for the six months ended June 30, 1997 were $109,884 compared with $108,869 for the same period in 1996, an increase of 1%.

     General and administrative expenses were $398,584 for the six months ended June 30, 1997 compared with $312,149 for the same period in 1996, an increase of 28%. Depreciation and amortization expense was $15,525 for the six months ended June 30, 1997 compared with $22,017 for the same period in 1996, a decrease of 29%. Interest expense for the six months ended June 30, 1997 was $9,927 compared with $11,103 for the same period in 1996, a decrease of 11%.

     For the six months ended June 30, 1997 the Company had a net loss of $871,534 and its subsidiary had a net loss of $10,439 for consolidated net loss of $881,973.

     During the six months ended June 30, 1997, the Company issued 1,286,300 shares of its common stock for consulting services valued at $850,895 in connection with the development of new overseas markets for the Company's services.

                           PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K.

     (a) Exhibits
         27 Financial Data Schedule
         99-1 Financial Statements as of June 30, 1997

     (b) Reports on Form 8-K
         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         NORAM GAMING AND ENTERTAINMENT, INC.



DATED:        August 18, 1997            /s/ George C. Zilba
      -----------------------            -------------------
                                         George C. Zilba, President and Director

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                           June 30,
                                                                                             1997
                                                                                    ----------------------
ASSETS
     CURRENT ASSETS
         Cash                                                                       $               60,819
         Prepaid expenses                                                                           16,157
         Receivable - related party                                                                  5,000
         Inventory                                                                                  16,427
                                                                                    ----------------------
                                                            TOTAL CURRENT ASSETS                    98,403

     PROPERTY AND EQUIPMENT                                                                        109,174

     OTHER ASSETS
         Security deposits                                                                          11,952
                                                                                    ----------------------

                                                                                    $              219,529
                                                                                    ======================

LIABILITIES & (DEFICIT)
     CURRENT LIABILITIES
         Accounts payable                                                           $               30,313
         Bridge loans                                                                              215,000
         Current portion of long-term debt                                                           4,394
         Accrued expenses                                                                           41,359
         Accrued expenses - related parties                                                        189,079
                                                                                    ----------------------
                                                       TOTAL CURRENT LIABILITIES                   480,145

     LONG-TERM DEBT                                                                                 50,038
                                                                                    ----------------------
                                                               TOTAL LIABILITIES                   530,183

     STOCKHOLDERS' (DEFICIT)
         Common Stock $.001 par value:
              Authorized - 25,000,000 shares
              Issued and outstanding 13,926,300 shares                                              13,926
         Additional paid-in capital                                                              1,025,172
         Deficit accumulated during the development stage                                       (1,349,752)
                                                                                    ----------------------
                                                     TOTAL STOCKHOLDERS' DEFICIT                  (310,654)
                                                                                    ----------------------

                                                                                    $              219,529
                                                                                    ======================

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                             3/14/90
                                               Three months ended              Six months ended             (Date of
                                                    June 30,                       June 30,                inception)
                                               1997           1996            1997           1996          to 6/30/97
                                          -------------   -------------  -------------  -------------   -----------------
Net Sales                                 $     167,930   $     223,983  $     502,842  $     443,118   $       2,110,058
Cost of sales                                    48,310          61,667        109,884        108,869             602,291
                                          -------------   -------------  -------------  -------------   -----------------
                            GROSS PROFIT        119,620         162,316        392,958        334,249           1,507,767

General and Administrative expenses             192,175         180,068        398,584        312,149           1,787,858
Depreciation and amortization                     7,803          11,009         15,525         22,017              79,267
Interest expense                                  5,027           5,680          9,927         11,103              64,895
                                          -------------   -------------  -------------  -------------   -----------------
                                                205,005         196,757        424,036        345,269           1,932,020
                                          -------------   -------------  -------------  -------------   -----------------
                       NET INCOME (LOSS)
                            BEFORE OTHER        (85,385)        (34,441)       (31,078)       (11,020)           (424,253)

Stock issued for consulting services           (291,927)              0       (850,895)             0            (850,895)
Termination of facility lease                         0               0              0              0             (74,604)
                                          -------------   -------------  -------------  -------------   -----------------
                       NET INCOME (LOSS)
                     BEFORE INCOME TAXES       (377,312)        (34,441)      (881,973)       (11,020)         (1,349,752)

INCOME TAX (BENEFIT)                                  0               0              0              0                   0
                                          -------------   -------------  -------------  -------------   -----------------

                       NET INCOME (LOSS)  $    (377,312)  $     (34,441) $    (881,973) $     (11,020)  $      (1,349,752)
                                          =============   =============  =============  =============   =================

Net income (loss) per weighted
   average share                          $        (.03)  $        (.00) $        (.07) $        (.00)
                                          =============   =============  =============  =============

Weighted average number of common
   shares used to compute net income
   (loss) per weighted average share         13,844,457      12,500,000     13,437,388     12,500,000
                                          =============   =============  =============  =============

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)

                                                                                                                      Deficit
                                                  Common Stock                                                      Accumulated
                                                 Par Value $.001             Additional            Stock              During
                                          -----------------------------      Paid-in         Subscription         Development
                                              Shares         Amount            Capital          Receivable             Stage
                                          -------------   -------------  -----------------   -----------------  ------------------
Balances at 3/14/90 (Date of inception)               0   $           0  $               0   $               0  $                0
   Issuance of common stock (restricted)
     at $.001 per share at 3/14/90            1,000,000           1,000                                 (1,000)
   Net income for period                                                                                                         0
                                          -------------   -------------  -----------------   -----------------  ------------------
Balances at 12/31/90                          1,000,000           1,000                  0              (1,000)                  0
   Cash received for stock subscription                                                                  1,000
   Net loss for year                                                                                                        (1,000)
                                          -------------   -------------  -----------------   -----------------  ------------------
Balances at 12/31/91                          1,000,000           1,000                  0                   0              (1,000)
   Net income for year                                                                                                           0
                                          -------------   -------------  -----------------   -----------------  ------------------
Balances at 12/31/92                          1,000,000           1,000                  0                   0              (1,000)
   Net income for year                                                                                                           0
                                          -------------   -------------  -----------------   -----------------  ------------------
Balances at 12/31/93                          1,000,000           1,000                  0                   0              (1,000)
   Issuance of common stock (restricted)
     for subsidiary at $.001 per share*      10,000,000          10,000             27,063
   Net income for year                                                                                                       9,537
                                          -------------   -------------  -----------------   -----------------  ------------------
Balances at 12/31/94                         11,000,000          11,000             27,063                   0               8,537
   Sale of common stock (Regulation S)
     at $.10 per share at 8/30/95             1,500,000           1,500            148,500
   Net loss for year                                                                                                      (347,339)
                                          -------------   -------------  -----------------   -----------------  ------------------
Balances at 12/31/95                         12,500,000          12,500            175,563                   0            (338,802)
   Issuance of common stock (restricted)
     at $.001 per share for services at
     7/9/96                                     140,000             140
   Net loss for year                                                                                                      (128,977)
                                          -------------   -------------  -----------------   -----------------  ------------------
Balances at 12/31/96                         12,640,000          12,640            175,563                   0            (467,779)
   Issuance of common stock for
     services at:
       $.50 per share 1/27/97                   460,000             460            229,540
       $.6875 per share 3/19/97                 478,500             478            328,490
       $1.0625 per share 4/11/97                 50,000              50             53,075
       $.8125 per share 4/22/97                 285,000             285            231,277
       $.7187 per share 5/1/97                    6,300               6              4,522
       $.484 per share 5/22/97                    3,000               3              1,449
       $.36 per share 6/18/97                     3,500               4              1,256
   Net loss for period                                                                                                    (881,973)
                                          -------------   -------------  -----------------   -----------------  ------------------

Balances at 6/30/97                          13,926,300   $      13,926  $       1,025,172   $               0  $       (1,349,752)
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

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                3/14/90
                                                                          Six months ended                     (Date of
                                                                              June 30,                        inception)
                                                                     1997                  1996               to 6/30/97
                                                              ------------------    -----------------     ----------------
OPERATING ACTIVITIES
   Net income (loss)                                          $         (881,973)   $         (11,020)    $     (1,349,752)
   Adjustments to reconcile net income (loss) to cash
     provided (used) by operating activities:
       Net book value of terminated lease                                      0                    0               69,605
       Stock issued for services and expenses                            850,895                    0              851,035
       Depreciation & amortization                                        15,525               22,017               92,503
   Changes in assets and liabilities:
       Inventory                                                           5,128               (3,436)             (16,427)
       Prepaid expenses                                                   (5,400)              (6,759)             (16,157)
       Accounts payable                                                    2,567              (38,479)              30,313
       Accrued expenses                                                   (7,338)              55,171              225,438
                                                              -------------------   -----------------     ----------------
                                 NET CASH PROVIDED (USED) BY
                                        OPERATING ACTIVITIES             (20,596)              17,494             (113,442)

INVESTING ACTIVITIES
   Purchase of property and equipment                                     (4,225)              (8,520)            (235,329)
   Security deposits                                                      (5,400)                   0              (11,952)
                                                              ------------------    -----------------     ----------------
                                            NET CASH USED BY
                                        INVESTING ACTIVITIES              (9,625)              (8,520)            (247,281)

FINANCING ACTIVITIES
   Proceeds from sale of common stock                                          0                    0              188,063
   Loan proceeds                                                          44,000                5,000              259,000
   Loan repayments                                                        (2,038)              (1,845)             (25,521)
                                                              -------------------   ------------------    ----------------
                                        NET CASH PROVIDED BY
                                        FINANCING ACTIVITIES              41,962                3,155              421,542
                                                              ------------------    -----------------     ----------------

                                            INCREASE IN CASH
                                        AND CASH EQUIVALENTS              11,741               12,129               60,819

Cash and cash equivalents at beginning of period                          49,078               25,517                    0
                                                              ------------------    -----------------     ----------------

                                CASH AND CASH EQUIVALENTS AT
                                               END OF PERIOD  $           60,819    $          37,646     $         60,819
                                                              ==================    =================     ================

SUPPLEMENTAL INFORMATION Cash paid for:
     Interest                                                 $              371    $           2,603     $         31,852
                                                              ==================    =================     ================