Form 10QSB
period 1997-09-30
NORAM GAMING & ENTERTAINMENT INC
filed 1997-11-14
CIK 894555

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1997

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                Class                      Outstanding as of November 3, 1997
------------------------------------     --------------------------------------
$.001 par value Class A Common Stock           14,084,800 shares

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BASIS OF PRESENTATION

General

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 1997, are not necessarily indicative of the results that can be expected for the year ending December 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1997, the Company had $46,341 cash in the bank. There is no certainty that the Company can meet its current financial commitments.

     The Company is a development stage company engaged in the operation of international lottery projects, the sale of equipment and services to the North American bingo market, and leasing of facilities to charities that conduct bingo operations. The Company, during the quarter ended September 30, 1997, entered into a joint venture agreement with Lymca, S.A. (A Venezuelan corporation) to provide equipment and services for a lottery project in Venezuela. Subsequent to September 30, 1997, the Company entered into an agreement with Sharp Image Gaming International Corporation (a California corporation) whereby Sharp Image will provide lottery terminals to the Venezuela lottery project at no initial cost to the Company. The first of approximately 1,300 terminals are expected to be installed in Venezuela during the fourth quarter of 1997.

     Net loss was $39,618 for the three months ended September 30, 1997 compared with $99,513 for the same period in 1996. All increases in revenues, cost of sales, and expenses for 1997 can be attributed to growth in the market place and improved management controls over existing operations.

     Net revenue was $218,708 for the three months ended September 30, 1997 compared with $189,013 for the same period in 1996, for an increase of 16%. Cost of sales for the three months ended September 30, 1997 was $44,384 compared to $34,220 for the same period in 1996, for an increase of 30%.

     General and administrative expenses were $190,447 for the three months ended September 30, 1997 compared to $165,603 for the same period in 1996, for an increase of 15%. Depreciation and amortization expense was $7,803 for the three months ended September 30, 1997 compared to $7,938 for the same period in 1996, for a decrease of 2%. Interest expense for the three months ended September 30, 1997 was $5,212 compared to $6,161 for the same period in 1996, for a decrease of 15%.

     For the three months ended September 30, 1997 the Company had a net loss of $15,439, and its subsidiary had net a loss of $24,179, for a consolidated net loss of $39,618. For the three months ended September 30, 1996 the consolidated net loss was $99,513 ($7,722 from the Company and $91,791 from the subsidiary).

     At September 30, 1997 the Company's assets were $8,195, and the subsidiary's assets were $187,684, for total consolidated assets of $195,879. Liabilities at September 30, 1997 were $347,477 for the Company and $188,194 for the subsidiary, for total consolidated liabilities of $535,671.

     Net loss was $921,591 for the nine months ended September 30, 1997 compared with $110,533 for the same period in 1996. Included in the net loss for the three and nine months ended September 30, 1997 is a loss of $10,480 and $861,375, respectively, recognized when the Company issued stock for consulting services related to expanding its product lines.

     Net revenue was $721,550 for the nine months ended September 30, 1997 compared with $632,131 for the same period in 1996, an increase of 14%. Cost of sales for the nine months ended September 30, 1997 were $154,268 compared with $143,089 for the same period in 1996, an increase of 8%.

     General and administrative expenses were $509,043 for the nine months ended September 30, 1997 compared with $477,752 for the same period in 1996, an increase of 7%. Depreciation and amortization expense was $23,328 for the nine months ended September 30, 1997 compared with $29,955 for the same period in 1996, a decrease of 22%. Interest expense for the nine months ended September 30, 1997 was $15,139 compared with $17,264 for the same period in 1996, a decrease of 12%.

     For the nine months ended September 30, 1997 the Company had a net loss of $886,973 and its subsidiary had a net loss of $34,618, for a consolidated net loss of $921,591.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits
                                                                     Page
         99-1 Financial Statements as of September 30, 1997           F-1
         27 Financial Data Schedule

     (b) Reports on Form 8-K
         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         NORAM GAMING AND ENTERTAINMENT, INC.



DATED:        November 13, 1997          /S/ George C. Zilba
      -------------------------          -------------------
                                         George C. Zilba, President and Director

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                         September 30,
                                                                                             1997
                                                                                    ----------------------
ASSETS
     CURRENT ASSETS
         Cash                                                                       $               46,341
         Prepaid expenses                                                                           14,483
         Receivable - related party                                                                  5,000
         Inventory                                                                                  16,732
                                                                                    ----------------------
                                                            TOTAL CURRENT ASSETS                    82,556

     PROPERTY AND EQUIPMENT                                                                        101,371

     OTHER ASSETS
         Security deposits                                                                          11,952
                                                                                    ----------------------

                                                                                    $              195,879
                                                                                    ======================

LIABILITIES & (DEFICIT)
     CURRENT LIABILITIES
         Accounts payable                                                           $               33,058
         Bridge loans                                                                              215,000
         Current portion of long-term debt                                                           4,394
         Accrued expenses                                                                           47,410
         Accrued expenses - related parties                                                        186,829
                                                                                    ----------------------
                                                       TOTAL CURRENT LIABILITIES                   486,691

     LONG-TERM DEBT                                                                                 48,980
                                                                                    ----------------------
                                                               TOTAL LIABILITIES                   535,671

     STOCKHOLDERS' (DEFICIT) Common Stock $.001 par value:
              Authorized - 25,000,000 shares
              Issued and outstanding 13,964,800 shares                                              13,965
         Additional paid-in capital                                                              1,035,613
         Deficit accumulated during the development stage                                       (1,389,370)
                                                                                    ----------------------
                                                     TOTAL STOCKHOLDERS' DEFICIT                  (339,792)
                                                                                    ----------------------

                                                                                    $              195,879
                                                                                    ======================

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                             3/14/90
                                               Three months ended              Nine months ended            (Date of
                                                  September 30,                  September 30,             inception)
                                               1997           1996            1997           1996          to 9/30/97
                                          -------------   -------------  -------------  -------------   -----------------
Net Sales                                 $     218,708   $     189,013  $     721,550  $     632,131   $       2,328,766
Cost of sales                                    44,384          34,220        154,268        143,089             646,675
                                          -------------   -------------  -------------  -------------   -----------------
                            GROSS PROFIT        174,324         154,793        567,282        489,042           1,682,091

General and Administrative expenses             190,447         165,603        589,031        477,752           1,978,305
Depreciation and amortization                     7,803           7,938         23,328         29,955              87,070
Interest expense                                  5,212           6,161         15,139         17,264              70,107
                                          -------------   -------------  -------------  -------------   -----------------
                                                203,462         179,702        627,498        524,971           2,135,482
                                          -------------   -------------  -------------  -------------   -----------------

NET INCOME (LOSS) BEFORE OTHER                  (29,138)        (24,909)       (60,216)       (35,929)           (453,391)

   Stock issued for consulting services         (10,480)              0       (861,375)             0            (861,375)
   Terminations of facility lease                     0         (74,604)             0        (74,604)            (74,604)
                                          -------------   -------------  -------------  -------------   -----------------
                              NET (LOSS)
                     BEFORE INCOME TAXES        (39,618)        (99,513)      (921,591)      (110,533)         (1,389,370)

INCOME TAX                                            0               0              0              0                   0
                                          -------------   -------------  -------------  -------------   -----------------

                              NET (LOSS)  $     (39,618)  $     (99,513) $    (921,591) $    (110,533)  $      (1,389,370)
                                          =============   =============  =============  =============   =================

Net (loss) per weighted
   average share                          $        (.00)  $        (.01) $        (.07) $        (.01)
                                          =============   =============  =============  =============

Weighted average number of common
   shares used to compute net (loss)
   per weighted average share                13,947,577      12,608,261     13,609,321     12,536,350
                                          =============   =============  =============  =============

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)

                                                                                                                      Deficit
                                                                                                                    Accumulated
                                                  Common Stock               Additional            Stock              During
                                                 Par Value $.001               Paid-in         Subscription         Development
                                              Shares         Amount            Capital          Receivable             Stage
                                          -------------   -------------  -----------------   -----------------  ------------------
Balances at 3/14/90 (Date of inception)               0   $           0  $               0   $               0  $                0
   Issuance of common stock (restricted)
     at $.001 per share at 3/14/90            1,000,000           1,000                                 (1,000)
   Net income for period                                                                                                         0
                                          -------------   -------------  -----------------   -----------------  ------------------

Balances at 12/31/90                          1,000,000           1,000                  0              (1,000)                  0
   Cash received for stock subscription                                                                  1,000
   Net loss for year                                                                                                        (1,000)
                                          -------------   -------------  -----------------   -----------------  ------------------

Balances at 12/31/91                          1,000,000           1,000                  0                   0              (1,000)
   Net income for year                                                                                                           0
                                          -------------   -------------  -----------------   -----------------  ------------------

Balances at 12/31/92                          1,000,000           1,000                  0                   0              (1,000)
   Net income for year                                                                                                           0
                                          -------------   -------------  -----------------   -----------------  ------------------

Balances at 12/31/93                          1,000,000           1,000                  0                   0              (1,000)
   Issuance of common stock (restricted)
     for subsidiary at $.001 per share*      10,000,000          10,000             27,063
Net income for year                                                                                                          9,537

Balances at 12/31/94                         11,000,000          11,000             27,063                   0               8,537
   Sale of common stock (Regulation S)
     at $.10 per share at 8/30/95             1,500,000           1,500            148,500
   Net loss for year                                                                                                      (347,339)

Balances at 12/31/95                         12,500,000          12,500            175,563                   0            (338,802)
   Issuance of common stock (restricted)
     at $.001 per share for services at
     7/9/96                                     140,000             140
 Net loss for period                                                                                                      (128,977)
                                          -------------   -------------  -----------------   -----------------  ------------------
Balances at 12/31/96                         12,640,000          12,640            175,563                   0            (467,779)
   Issuance of common stock for services at:
       $.50 per share 1/27/97                   460,000             460            229,540
       $.6875 per share 3/19/97                 478,500             478            328,490
       $1.0625 per share 4/11/97                 50,000              50             53,075
       $.8125 per share 4/22/97                 285,000             285            231,277
       $.7187 per share 5/1/97                    6,300               6              4,522
       $.484 per share 5/22/97                    3,000               3              1,449
       $.36 per share 6/18/97                     3,500               4              1,256
       $.28 per share 7/9/97                      7,500               8              2,092
       $.21 per share 8/8/97                     20,000              20              4,180
       $.38 per share 9/5/97                     11,000              11              4,169

   Net loss for period                                                                                                    (921,591)
                                          -------------   -------------  -----------------   -----------------  ------------------

Balances at 9/30/97                          13,964,800   $      13,965  $       1,035,613   $               0  $       (1,389,370)
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

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                                3/14/90
                                                                          Nine months ended                    (Date of
                                                                            September 30,                     inception)
                                                                     1997                  1996               to 9/30/97
                                                              ------------------    -----------------     ----------------
OPERATING ACTIVITIES
   Net (loss)                                                 $         (921,591)   $        (110,533)    $     (1,389,370)
   Adjustments to reconcile net (loss) to cash
     provided (used) by operating activities:
       Net book value of abandoned asset                                       0               69,605               69,605
       Stock issued for expenses                                         861,375                  120              861,515
       Depreciation & amortization                                        23,328               29,955              100,306
   Changes in assets and liabilities:
       Inventory                                                           4,823               (9,522)             (16,732)
       Prepaid expenses                                                   (3,726)              (3,759)             (14,483)
       Accounts payable                                                    5,312              (34,551)              33,058
       Accrued expenses                                                   (3,537)              82,176              229,239
                                                              ------------------    -----------------     ----------------
                                 NET CASH PROVIDED (USED) BY
                                        OPERATING ACTIVITIES             (34,016)              23,491             (126,862)

INVESTING ACTIVITIES
   Purchase of property and equipment                                     (4,225)              (8,520)            (235,329)
   Security deposits                                                      (5,400)                   0              (11,952)
                                                              ------------------    -----------------     ----------------
                                            NET CASH USED BY
                                        INVESTING ACTIVITIES              (9,625)              (8,520)            (247,281)

FINANCING ACTIVITIES
   Proceeds from sale of common stock                                          0                    0              188,063
   Loan proceeds                                                          44,000                5,000              259,000
   Loan repayments                                                        (3,096)              (2,802)             (26,579)
                                                              ------------------    -----------------     ----------------
                                        NET CASH PROVIDED BY
                                        FINANCING ACTIVITIES              40,904                2,198              420,484
                                                              ------------------    -----------------     ----------------

                                            DECREASE IN CASH
                                        AND CASH EQUIVALENTS              (2,737)              17,169               46,341

Cash and cash equivalents at beginning of year                            49,078               25,517                    0
                                                              ------------------    -----------------     ----------------

                                CASH AND CASH EQUIVALENTS AT
                                               END OF PERIOD  $           46,341    $          42,686     $         46,341
                                                              ==================    =================     ================

SUPPLEMENTAL INFORMATION Cash paid for:
     Interest                                                 $              623    $           4,464     $         32,104
                                                              ==================    =================     ================


During 1995, the Company's subsidiary financed a van in the amount of $17,143 and in 1994 financed an automobile in the amount of $18,810.