Form 10KSB
period 1997-12-31
NORAM GAMING & ENTERTAINMENT INC
filed 1998-06-18
CIK 894555

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1997

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

Check  whether  the issuer  (l) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 [ ]Yes [ X ]No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $844,722.

As of June 15, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $2,929,039 based on 6,973,903 shares at a last sale price of $.42.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding as of April 1,1998
$.001 PAR VALUE CLASS A COMMON STOCK                  14,522,903  SHARES

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

History and Background of Noram Gaming

         George Zilba acquired controlling interest in Noram Gaming with the intent of acquiring a viable business. George Zilba is the President and a Director with John Zilba as Vice President, Secretary and a Director, Frank B. Bryan as Vice President, Treasurer, and Director, Kenneth McDougal as a Director, and Andrew Mangino as a Director.

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

                                      High                   Low
               Quarter             Sales Price           Sales Price

         First 1997            $             1.25    $             0.25
         Second 1997                         1.08                  0.26
         Third 1997                          0.57                  0.17
         Fourth 1997                         0.79                  0.35

         First 1996                          1.50                  0.25
         Second 1996                        2.625                 1.875
         Third 1996                          2.75                  1.25
         Fourth 1996                         1.25                  0.48

         The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

ITEM 6. Management's Discussion and Analysis or Plan of Operation.

         The Company has continued to maintain the leasing operation of the Florida bingo facilities while developing other gaming related interests.

         As of December 31, 1997, the Company had cash of $8,985 compared to cash of $49,078 as of December 31, 1996, a decrease of $40,093 (82%). The decrease is attributed to increased operating costs.

         Current assets as of December 31, 1997 were $48,106 compared to $81,390, a decrease of $33,284 (41%). The decrease is due mainly to a decrease in cash.

         Current liabilities as of December 31, 1997 were $766,308 compared to $479,703, an increase of $286,605 (60%). The increase is mainly attributable to an increase in bridge loans and accrued expenses.

         Stockholders' deficit as of December 31, 1997 was $(424,564) compared to $(279,576) for 1996 for an increase of $144,988 (52%). The increase was mainly caused by the net loss for the year.

         Total revenues for the year ended December 31, 1997 were $844,722 compared to $854,913 for 1996, for a decrease of about 1%.

         Cost of Sales for the year ended December 31, 1997 were $197,872 compared to $207,703 for 1996. This is a lower percentage of revenues due to improved management controls.

         General and administrative expenses for the year ended December 31, 1997 were $1,689,842 compared to $641,603 in 1996. The increase of $1,048,239
(163%) was caused by increased salary, rent, utilities, and similar items in 1997 in attempting to expand operations. About $909,000 of these expenses were paid with S-8 stock, rather than cash.

         Depreciation and amortization expense for the year ended December 31, 1997 was $31,049 compared to $41,349 in 1996. The decrease of $10,300 (25%) is due to fewer facilities being in operation for all of 1997.

         Interest expense for the year ended December 31, 1997 was $20,324 compared to $18,631 in 1996, for an increase of about 9%.

          In order for the Company to fund day to day operations it was necessary to obtain a loan of $200,000 from a Canadian company in 1995. Upon the payment of the loan 60,000 shares of common stock of the Company will be issued. The Company also issued 100,000 warrants entitling the lender to purchase the Company's stock at $2.00 per share anytime prior to August 1, 1998. The loan was due April 30, 1996, but this date has been extended without penalty until the Company is able to pay the obligation. During 1997, the Company received $354,918 in the form of loans and $40,000 from stock sales.

         Management is confident that the three gaming facilities currently being operated in Florida will continue to prove profitable, and that additional facilities in the area can be successfully operated, generating additional profits to assist in the development of other growth objectives.

Future Plans
         The Company's plans for 1998 are as follows:

1. Complete the development and begin the marketing of the "Winner Take All" three (3) number video, class II gaming system.

2. Launch an aggressive program for the sale of Vaprel bingo equipment in North America and establish a network of supporting distributors in the United States and Canada.

3. Continue the promotion and development of Lottery projects and other gaming opportunities in South America, especially Venezuela.

4.       Establish  joint  venture  partnerships  with other  public and private
         companies   for  the   development   and   implementation   of   gaming
         opportunities such as Internet Bingo.

5.       Eventually,   disengage  the  Company  from  the  business  of  leasing
         charitable  bingo  facilities,   as  other  opportunities  develop  and
         additional revenue takes place.

THESE ARE THE ESTABLISHED GOALS FOR 1998. THE COMPANY INTENDS TO WORK TOWARD THE REALIZATION OF THESE PLANS, BUT THERE CAN BE NO GUARANTEE THAT THE COMPANY'S PLANS OR PROJECTION WILL BE ACHIEVED DURING 1998 OR FUTURE YEARS.

"Winner Take All" Three (3) number Video Gaming System

         The Company has entered into a Joint Venture agreement with World Touch Gaming of Norcross, GA, for the development, manufacturing and marketing of the "Winner Take All" system. This unique Class II gaming system is designed to become a major source of revenue for the Company and the gaming facilities in which the system will be placed. The Company intends to market this "global" system to Casinos, Indian Gaming Facilities, Riverboats, Cruise Ships, Charity Bingo Halls, and Company owned facilities, where permitted by law.

         The Company plans to market the system beginning in the third quarter of 1998.

Vaprel Equipment

         In 1997, the Company obtained the rights of exclusive distributorship in North America for the sale of bingo and gaming equipment manufactured by Vaprel, of Valencia, Spain. Vaprel, known as the world leader in the manufacturing and sales of 90# bingo equipment and other high quality products for the bingo industry, intends to introduce 90# bingo to the North American market during 1998, through NorAm and the network of distributors that the Company intends to set up.

South American Gaming Interests

         The Company has been part of a Joint Venture project for the installation of Video Lottery Terminals ("VLT") on behalf of the State of Cojedes, Republic of Venezuela. At this time, the installation of the machines has been delayed due to a problem regarding the proper custom code for the VLT's. The Company is also currently in negotiations with various South American States for the installation and marketing of traditional paper lottery systems. The Company expects to have at least one paper lottery in operation before the end of the third quarter of 1998. The Company is simultaneously continuing its efforts to have the proper identification included in the Venezuela Customs Code for the future importation of the VLT's.

Internet Bingo

         The Company currently is not active in an effort to engage in Internet Bingo, although, the Company does have a long range plan to enter the Internet Gaming market within the next two years.

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

Name                           Age                   Position

George C. Zilba                59                    President, Director
John O. Zilba                  56                    Vice President, Director
Frank B. Bryan                 60                    Vice President, Director
Kenneth P. McDougal            64                    Director
Andrew Mangino                 62                    Director

George C. Zilba (age 59) is a Director and President. Mr. Zilba has been employed by the Company since July 1995, when he was elected to the Board of Directors and accepted the position of President. He has also been the President of Noram Ventures since March, 1994. Mr. Zilba received a Bachelor of Arts degree from the University of Dayton, Dayton, Ohio, 1960. Mr. Zilba served in the U.S. Army from 1960 to 1962 and obtained the rank of First Lieutenant. Since 1962, Mr. Zilba has been an independent business man in various family businesses. Over the past thirty years, Mr. Zilba has owned and operated his own management companies that have serviced bingo activities. His companies have assisted over 300 charities and non-profit organizations in developing and operating successful bingo facilities in eight states. With constantly fluctuating state regulations regarding charitable gaming being the rule, Mr. Zilba has distinguished himself as a knowledgeable and successful operator of charitable bingo and gaming facilities evidenced by the many acknowledgments and awards presented to him personally and to his company.

John O. Zilba (age 56) is Vice President and a Director of the Company. He has been employed by the Company since August 1995 and became a Director in February 1996. Mr. Zilba is currently Director of Operations for the Company. He has extensive background in bingo and related gaming activities. Mr. Zilba has managed gaming facilities in seven states over a thirty year career. Mr. Zilba also has experience in Indian Gaming, having been the management leader in a three-tribe gaming facility in Oklahoma. His management capabilities have been responsible for the success of many operations that had shown poor operating revenues prior to his arrival. Mr. Zilba is the brother of George C. Zilba.

Frank B. Bryan (age 60) is Vice President and Director of the Company. Mr. Bryan has a broad background in business which includes partnership and ownership in several businesses as well as many years in the securities industry with both U.S. and Canadian investment companies. Mr. Bryan attended Upper Canada College and studied business administration at Ryerson Polytechnical University. Prior to joining Noram in October of 1996, Mr. Bryan was President and Director of Castello Casino Corp (1991-1996), a Canadian public company. Mr. Bryan is registered under the Gaming Control Act / Gaming Control Commission, Province of Ontario,

Andrew Mangino (age 62) is a Director of the Company. Mr. Mangino, a native of Pennsylvania, attended University of Youngstown, Ohio, where he majored in Business Administration. Mr. Mangino served with distinction as a U.S. Army Paratrooper prior to his business career. Mr. Mangino's business career has been primarily in gaming sales. He has won many sales and marketing awards during his thirty-one years of sales and continues to operate his own gaming and bingo sales organization in Cincinnati, Ohio. Andy is well known among gaming circles in the U.S. and Canada, and brings to Noram a bright and aggressive attitude coupled with his proven ability to help build a successful corporate marketing program.

Kenneth P. McDougal (age 64) is a Director of the Company. Mr. McDougal has been a Director since August 1995. He has an extensive and diversified background in marketing, sales and management. Mr. McDougal is currently the Marketing and Sales Director of television programming and gaming equipment for Indian Gaming on tribal land throughout the United States. He has been involved in the sales and manufacturing of gaming equipment since 1986.

ITEM 10. Executive Compensation.

                                    Annual Compensation Table
       Name                     Title                 Year            Salary            Other
------------------    ------------------------     -----------    -------------     ------------
George C. Zilba       President, Director             1997        $      75,000*         **

John O. Zilba         Vice President, Director        1997        $      23,961          ***

     *        Includes $5,250 accrued at December 31, 1997.
     **       Received 40,000 S-8 shares valued at $27,500.
     ***      Received 40,000 S-8 shares valued at $27,500.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as of December 31, 1997, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares and information related to beneficial ownership, by each of the directors and by the officers and directors as a group.

                                       Name and address                     Amount of                    Percent
Title of class                        of beneficial owner              beneficial ownership              of class
Class A Common            George C. Zilba                                   6,099,000(A)                    42.25%
(Restricted)              6620 Muller Dr.
                          Ottawa Lake, MI 49267-9515

Class A Common            Logan Anderson                                       1,570,000                    10.88%
(Restricted)              4730 Marguerite Street
                          Vancouver, BC V6J4G9

Class A Common            John Zilba                                          100,000(B)                     0.69%
(Restricted)              134 Brightwater Dr., Unit 2
                          Clearwater Beach, FL 34630

Class A Common            Kenneth McDougal                                        15,000                     0.10%
(Restricted)              6 Buttonbush Lane
                          Hilton Head, SC 29926

Class A Common            Andrew Mangino                                          15,000                     0.10%
                          10631 Stargate Lane
                          Cincinnati, OH 45240

Class A Common            All Officers and Directors                           6,229,000                    43.15%
                          as a Group (4 persons)

         (A) Includes  150,000 options held by George Zilba
         (B) Includes 100,000 options held by John Zilba

ITEM 12. Certain Relationships and Related Transactions.

During 1997, the President and Vice President each received 40,000 S-8 shares of common stock valued at $27,500.

                                     PART IV

ITEM 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following financial statements, financial statement schedules and supplementary data are included:

          F-1  Independent Auditor's Report

         Financial Statements:

          F-2  Consolidated Balance Sheet - December 31, 1997.

          F-3 Consolidated Statements of Operations - Years Ended December 31, 1997 and 1996.

          F-4  Consolidated   Statement  of  Changes  in  Stockholders'   Equity
               (Deficit) - Years ended December 31, 1997 and 1996.

          F-5 Consolidated Statements of Cash Flows - Years ended December 31, 1997 and 1996.

          F-6  Notes to Consolidated Financial Statements.

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

                                NORAM GAMING AND ENTERTAINMENT, INC.




Date:    June 17, 1998          By:     /S
     -------------------               -------
                                George C. Zilba, President and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Date:    June 17, 1998          By:     /S
     --------------------            -------
                                George C. Zilba, President and Director




Date:    June 17, 1998          By:     /S
     --------------------          -------
                                John O. Zilba, Vice President, Secretary,
                                and Director



Date:    June 17, 1998          By:     /S
     --------------------          -------
                                Frank B. Bryan, Vice President, Treasurer,
                                and Director

                                 SMITH & COMPANY
                         A Professional Corporation of
                          CERTIFIED PUBLIC ACCOUNTANTS

MEMBERS OF:                                  10 West 100 South, SUITE 700
AMERICAN INSTITUTE OF                        Salt Lake City, Utah 84101
     CERTIFIED PUBLIC ACCOUNTANTS            Telephone:  (801) 575-8297
UTAH ASSOCIATION OF                          Facsimile:  (801) 575-8306
     CERTIFIED PUBLIC ACCOUNTANTS            E-mail:  smith&co@smithandcocpa.com
--------------------------------------------------------------------------------



                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Noram Gaming and Entertainment, Inc. (A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Noram Gaming and Entertainment, Inc. (a development stage company) and Subsidiary as of December 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 1997, and 1996, and for the period of March 14, 1990 (date of inception) to December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Noram Gaming and Entertainment, Inc. (a development stage company) and Subsidiary as of December 31, 1997, and the results of their operations, changes in stockholders' equity (deficit), and their cash flows for the years ended December 31, 1997, and 1996, and for the period of March 14, 1990 (date of inception) to December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has a working capital deficiency of $(718,202) at December 31, 1997 and an accumulated deficit of $(1,562,144). The Company has suffered losses from operations and has a substantial need for working capital. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 12 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.



                                         /s/ Smith & Company
                                         CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
May 22, 1998

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET


                                                                                                     December 31, 1997
                                                                                               ----------------------------
ASSETS
         CURRENT ASSETS
              Cash                                                                             $                      8,985
              Receivable from employees                                                                               5,000
              Prepaid expenses                                                                                        9,159
              Inventory (Note 1)                                                                                     24,962
                                                                                               ----------------------------

                                                                         TOTAL CURRENT ASSETS                        48,106

         PROPERTY AND EQUIPMENT (Note 3)                                                                            132,843

         OTHER ASSETS
              Security deposits                                                                                      11,952
              Investment in joint venture (Note 4)                                                                  152,515
                                                                                               ----------------------------

                                                                                               $                    345,416
                                                                                               ============================

LIABILITIES & (DEFICIT)
         CURRENT LIABILITIES
              Accounts payable                                                                 $                     51,241
              Bridge loans (Note 5)                                                                                 359,000
              Current portion of long-term debt (Note 7)                                                              4,617
              Demand loans payable - related parties (Note 6)                                                       210,918
              Accrued expenses                                                                                       50,782
              Accrued expenses - related parties (Note 6)                                                            89,750
                                                                                               ----------------------------

                                                                    TOTAL CURRENT LIABILITIES                       766,308

         LONG-TERM DEBT (Note 7)                                                                                      3,672
                                                                                               ----------------------------

                                                                            TOTAL LIABILITIES                       769,980

Commitments and contingencies (Note 11)                                                                                   0

         STOCKHOLDERS' (DEFICIT) (Note 8)
              Common Stock $.001 par value:
              Authorized - 25,000,000 shares
              Issued and outstanding 14,184,800 shares                                                               14,185
              Additional paid-in capital                                                                          1,123,395
              (Deficit) accumulated during the development stage                                                 (1,562,144)
                                                                                               ----------------------------

                                                                TOTAL STOCKHOLDERS' (DEFICIT)                      (424,564)
                                                                                               ----------------------------

                                                                                               $                    345,416
                                                                                               ============================

See Notes to Consolidated Financial Statements.

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                                  3/14/90
                                                                                                                 (Date of
                                                                         Year ended December 31,               inception) to
                                                                       1997                  1996                12/31/97
                                                                ------------------    ------------------    ------------------
Net sales                                                       $          844,722    $          854,913    $        2,451,938
Cost of sales                                                              197,872               207,703               690,280
                                                                ------------------    ------------------    ------------------

                                                  GROSS PROFIT             646,850               647,210             1,761,658

General & administrative expenses                                        1,689,842               641,603             3,079,115
Depreciation & amortization                                                 31,049                41,349                94,791
Interest expense                                                            20,324                18,631                75,292
                                                                ------------------    ------------------    ------------------
                                                                         1,741,215               701,583             3,249,198
                                                                ------------------    ------------------    ------------------

                                         NET LOSS BEFORE OTHER          (1,094,365)              (54,373)           (1,487,540)

Termination of facility lease                                                    0               (74,604)              (74,604)
                                                                ------------------    ------------------    ------------------

                                               NET LOSS BEFORE
                                                  INCOME TAXES          (1,094,365)             (128,977)           (1,562,144)

INCOME TAXES                                                                     0                     0                     0
                                                                ------------------    ------------------    ------------------

                                                      NET LOSS  $       (1,094,365)   $         (128,977)   $       (1,562,144)
                                                                ==================    ==================    ==================

Net loss per weighted average share                             $             (.08)   $             (.01)
                                                                ==================    ==================

Weighted average number of common shares
            used to compute net loss per
            weighted average share                                      13,741,747            12,596,656
                                                                ==================    ==================


See Notes to Consolidated Financial Statements.

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                                 Deficit
                                                                                                               Accumulated
                                                Common Stock               Additional           Stock            During
                                               Par Value $.001               Paid-in        Subscription       Development
                                           Shares          Amount            Capital         Receivable           Stage
                                       -------------   --------------   ---------------   ---------------   ---------------
Balances at 3/14/90
   (Date of inception)                             0   $            0   $             0   $             0   $             0
     Issuance of common stock
       (restricted) at $.001 per
        share at 3/14/90                   1,000,000            1,000                              (1,000)
     Net income for period                                                                                                0
                                       -------------   --------------   ---------------   ---------------   ---------------
Balances at 12/31/90                       1,000,000            1,000                 0            (1,000)                0
     Cash received for
       stock subscription                                                                           1,000
     Net loss for year                                                                                               (1,000)
                                       -------------   --------------   ---------------   ---------------   ---------------
Balances at 12/31/91                       1,000,000            1,000                 0                 0            (1,000)
     Net income for year                                                                                                  0
                                       -------------   --------------   ---------------   ---------------   ---------------
Balances at 12/31/92                       1,000,000            1,000                 0                 0            (1,000)
     Net income for year                                                                                                  0
                                       -------------   --------------   ---------------   ---------------   ---------------
Balances at 12/31/93                       1,000,000            1,000                 0                 0            (1,000)
     Issuance of common stock
       (restricted) for subsidiary
       at $.001 per share*                10,000,000           10,000            27,063
     Net income for year                                                                                              9,537
                                       -------------   --------------   ---------------   ---------------   ---------------
Balances at 12/31/94                      11,000,000           11,000            27,063                 0             8,537
     Sale of common stock
       (Regulation S) at $.10
       per share at 8/30/95                1,500,000            1,500           148,500
     Net loss for year                                                                                             (347,339)
                                       -------------   --------------   ---------------   ---------------   ---------------
Balances at 12/31/95                      12,500,000           12,500           175,563                 0          (338,802)
     Issuance of common stock
       (restricted) at $.001 per
       share for  services  at
       7/9/96                                140,000              140
     Net loss for year                                                                                             (128,977)
                                       -------------   --------------   ---------------   ---------------   ---------------
Balances at 12/31/96                      12,640,000           12,640           175,563                 0          (467,779)
   Issuance of common stock (S-8)
    for services at:
       $.50 per share 1/27/97                460,000              460           229,540
       $.6875 per share 3/19/97              478,500              478           328,490
       $1.0625 per share 4/11/97              50,000               50            53,075
       $.8125 per share 4/22/97              285,000              285           231,278
       $.7187 per share 5/1/97                 6,300                6             4,522
       $.484 per share 5/22/97                 3,000                3             1,449
       $.36 per share 6/18/97                  3,500                4             1,256
       $.28 per share 7/9/97                   7,500                8             2,093
       $.21 per share 8/8/97                  20,000               20             4,180
       $.38 per share 9/5/97                  11,000               11             4,169
   Sale of common stock (S-8)
     at $.40 per share at 10/21/97           100,000              100            39,900
   Issuance of common stock (S-8)
     at $.40 per share for services
     at 11/3/97                              120,000              120            47,880
     Net loss for year                                                                                           (1,094,365)
                                       -------------   --------------   ---------------   ---------------   ---------------

Balances at 12/31/97                      14,184,800   $       14,185   $     1,123,395   $             0   $    (1,562,144)
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


See Notes to Consolidated Financial Statements.

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                             3/14/90
                                                                                                            (Date of
                                                                     Year ended December 31,              Inception) to
                                                                   1997                 1996                12/31/97
                                                            -----------------     -----------------     -----------------
OPERATING ACTIVITIES
   Net loss                                                 $      (1,094,365)    $        (128,977)    $      (1,557,184)
   Adjustments to reconcile net loss to cash provided
     (used) by operating activities:
       Net book value of terminated lease                                   0                69,605                69,605
       Stock issued for expenses                                      909,377                   140               909,517
       Depreciation and amortization                                   31,049                41,349               108,027
   Changes in assets and liabilities:
       Inventory                                                       (3,407)              (14,455)              (24,962)
       Prepaid expenses                                                 1,598               (10,757)               (9,159)
       Accounts receivable                                             (5,000)                    0                (5,000)
       Accounts payable                                                23,495               (25,011)               51,241
       Accrued expenses                                               (92,244)               98,971               135,572
                                                            -----------------     -----------------     -----------------

                                 NET CASH PROVIDED (USED)
                                  BY OPERATING ACTIVITIES            (229,497)               30,865              (322,343)

INVESTING ACTIVITIES
   Purchase of property and equipment                                 (43,418)               (8,520)             (274,522)
   Security deposits                                                   (5,400)                    0               (11,952)
   Investment in joint venture                                       (152,515)                    0              (152,515)
                                                            -----------------     -----------------     -----------------

                                            NET CASH USED
                                  BY INVESTING ACTIVITIES            (201,333)               (8,520)             (438,989)

FINANCING ACTIVITIES
   Proceeds from sale of common stock                                  40,000                     0               228,063
   Loan proceeds                                                      354,918                 5,000               569,918
   Loan repayments                                                     (4,181)               (3,784)              (27,664)
                                                            -----------------     -----------------     -----------------

                                     NET CASH PROVIDED BY
                                     FINANCING ACTIVITIES             390,737                 1,216               770,317
                                                            -----------------     -----------------     -----------------

                                         INCREASE IN CASH
                                     AND CASH EQUIVALENTS             (40,093)               23,561                 8,985

Cash and cash equivalents at beginning
   of year                                                             49,078                25,517                     0
                                                            -----------------     -----------------     -----------------

                                CASH AND CASH EQUIVALENTS
                                           AT END OF YEAR   $           8,985     $          49,078     $           8,985
                                                            =================     =================     =================

SUPPLEMENTAL INFORMATION
   Cash paid for interest                                   $             847     $           1,531     $          32,328
                                                            =================     =================     =================





See Notes to Consolidated Financial Statements.

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997


NOTE 1:           SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
                  Principals of Consolidation
                  The consolidated financial statements for 1997 and 1996 include the accounts of the Company and its wholly owned subsidiary, Noram Ventures, which was incorporated March 4, 1994 under the laws of the State of Florida, and does business under the name of Noram Ventures Holdings, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

                  Property and equipment are depreciated over their estimated useful lives. Leasehold improvements and acquisition costs are amortized over their estimated useful lives or the lease term, whichever is shorter. Depreciation and amortization are computed using straight-line and accelerated methods over the following estimated useful lives:
                                                                    Years
                  Bingo facility equipment.......................     7
                  Furniture and fixtures.........................   5-7
                  Transportation equipment.......................     5
                  Leasehold improvements and acquisition costs...  6-12

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

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 1997

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

NOTE 3:           PROPERTY AND EQUIPMENT
                  Property and equipment at December 31, 1997 are summarized as follows:

                                                                                         Net
                                                                    Accumulated         Book
                                                     Cost          Depreciation         Value
                                                 -------------  ------------------  -------------
                  Bingo facility equipment       $      69,828  $           38,832  $      30,996
                  Furniture and fixtures                 5,062               2,863          2,199
                  Transportation equipment              38,953              29,906          9,047
                  Leasehold improvements and
                    acquisition costs                   82,439              31,031         51,048
                  Gaming equipment                      39,193                   0         39,193
                                                 -------------  ------------------  -------------

                                                 $     235,475  $          102,632  $     132,843
                                                 =============  ==================  =============

NOTE 4:           JOINT VENTURE
                  On September 1, 1997, the Company entered into a joint venture agreement with a Venezuelan company to develop gaming operations in Venezuela. Operations are anticipated to begin in 1998.

NOTE 5:           BRIDGE LOANS
                  At December 31, 1997, the Company had bridge loans as follows:

                         Note payable - company,  interest  at 8% per year,  due
                           April 30, 1996, extended without penalty
                           pending equity financing                             $       200,000

                         Note payable - company,  interest  at 8% per year,  due
                           June 22, 1996, extended without penalty
                           pending equity financing                                      15,000

                         Note payable - individual, interest at 8% per year,
                           due August 18, 1998                                           44,000

                         Note payable - individual, interest at 10% per year,
                           due in monthly installments of $10,000 per month
                           beginning in January, 1998                                   100,000
                                                                                ---------------

                                                                                $       359,000
                                                                                ===============

NOTE 6:           ACCRUED EXPENSES AND LOANS - RELATED PARTIES
                  At December 31, 1997, $89,750 is due to the Company's President for compensation. Also, at December 31, 1997, $40,000 is due to an entity owned 50% by the President's sister-in-law who is also the wife of the Company's Vice President. He became Vice President in early 1996. The amount is due for the purchase of various assets from the entity currently being used by the Company. Total cost of the assets purchased was $80,000 which management considered was fair market value in an arms-length transaction. In 1996, the Company issued 10,000 shares of its common stock to each of the two owners of the entity. The stock and $40,000 balance were to have been issued and paid prior to December 31, 1995. The $40,000 was not paid due to cash flow considerations.

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 1997

NOTE 6:           ACCRUED EXPENSES AND LOANS - RELATED PARTIES (continued)
                  The Company has also received short-term loans from shareholders and other individuals, totaling $170,918. The Company is attempting to find the means to satisfy these loans through sale of Company stock or direct issuance of stock in exchange for release from the debt.

NOTE 7:           LONG-TERM DEBT
                  Long-term debt at December 31, 1997 is detailed as follows:

                                            Interest                  Principal Balance
                                              Rate              Current              Long-term
                   Ford Motor Company            9.90%     $           4,617    $           3,672
                                                           =================    =================

                  The loan is secured by a van.

                  Scheduled principal reductions of the debt are as follows:
                           1998...............................$       4,617
                           1999...............................        3,672
                                                              -------------

                                                              $       8,289
                                                              =============

NOTE 8:           CAPITALIZATION
                  On the date of incorporation, the Company sold 1,000,000 shares of its Class "A" common stock to Capital General Corporation for $1,000 cash for an average consideration of $.001 per share. The Company's authorized stock includes 25,000,000 shares of Class "A" common stock at $.001 par value.

                  During 1995, the Company issued 10,000,000 shares of its restricted common stock to acquire Noram Ventures (See Note
                  13). Under the pooling-of-interests method of accounting, the stock has been treated as issued January 1, 1994. Also during 1995, the Company sold 1,500,000 shares of Regulation S stock for $.10 per share, raising $150,000. During 1996, the Company issued 140,000 shares of its restricted common stock for services. During 1997, the Company sold 100,000 shares of S-8 stock for $.40 per share, raising $40,000. The Company also issued 1,444,800 shares of S-8 stock for services.

                  During 1997, the Company filed Form S-8 Registration Statements to authorize the issuance of up to 2,600,000 shares of common stock at prevailing market rates, in exchange for services to be performed by employees and consultants. At December 31, 1997, 1,444,800 shares had been issued.

NOTE 9:           INCENTIVE STOCK OPTION PLAN
                  During 1995, the Company established an incentive stock option plan for employees and directors of the Company. The maximum number of shares to be issued under the plan is 1,000,000. The aggregate fair market value (determined at the grant date) of the shares to which options become exercisable for the first time by an optionee during any calendar year shall not exceed $100,000. For 10% shareholders, the option price shall not be less than 110% of the fair market value of the shares on the grant date and the exercise period shall not exceed 5 years from the grant date. The Company also can grant non-qualified stock options. On December 28, 1995, a total of 800,000 options were granted at a price of $1.00 per share to six individuals as follows: 150,000 options were granted to the Company's President, 150,000 to the Secretary, 100,000 to the Vice President, 150,000 to the Company's second largest shareholder, 150,000 to the President of the entity that loaned $215,000 to the Company, and 100,000 options (which were subsequently canceled) were granted to an individual who provides public relations services to the Company.

NOTE 10:          INCOME TAXES
                  No federal income taxes were due for the years ended December 31, 1997 or 1996.

                  At December 31, 1997, the Company has a federal net operating loss carryover of approximately $1,004,000. The federal loss will expire December 31, 2010.

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 1997

NOTE 10:          INCOME TAXES (continued)
                  At December 31, 1997, the Company has a deferred tax asset in the amount of $0. There is a potential asset based on future reduction of income taxes using the net operating loss carryforward. The amount has been reserved 100% due to the Company's losses. Management believes that the Company will realize sufficient income in the future to utilize the net operating loss carryforward. However, since future income can only be estimated, there is not sufficient basis for recognition of any deferred tax asset at this time.

NOTE 11:          COMMITMENTS AND CONTINGENCIES
                  The Company conducts its operations in leased facilities under noncancellable operating leases expiring through 2000. In addition, the Company leases equipment under noncancellable operating leases expiring through 1998. The minimum future rental commitments under operating leases are as follows:

                               Year ending
                              December 31,                   Facilities             Equipment               Total
                           -----------------              -----------------     -----------------    -----------------
                                  1998....................$         241,995     $           3,868    $         245,863
                                  1999....................          219,984                     0              219,984
                                  2000....................           48,244                     0               48,244
                               Thereafter.................                0                     0                    0
                                                          -----------------     -----------------    -----------------

                                                          $         510,223     $           3,868    $         514,091
                                                          =================     =================    =================

                  Rental expense for all operating leases was $227,094 and $255,714 for the years ended December 31, 1997 and 1996 respectively.

NOTE 12:          GOING CONCERN
                  The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. At December 31, 1997, the Company has a deficit in working capital of $718,202, a loss from operations for 1997 of $1,094,365 and an accumulated deficit of $1,562,144.

                  Management feels that expanding its operations to the Internet and a combination of debt financing and sale of common stock will provide sufficient working capital to allow the Company to continue as a going concern.

NOTE 13:          ACQUISITION OF SUBSIDIARY
                  On July 10, 1995, the Company acquired 100% of the outstanding stock of Noram Ventures in a reverse acquisition (which was accounted for similar to a pooling-of-interests). For the year ended December 31, 1997, the Company's loss was $939,934 and the subsidiary's loss was $154,431 for a total net loss of $1,094,365. For the year ended December 31, 1996, the Company's loss was $45,836 and the subsidiary's loss was $83,141 for a total net loss of $128,977. From inception, the Company's net loss is $1,011,751 and the subsidiary's loss from inception is $550,393 for a total accumulated deficit of $1,562,144.

                  Assets of the Company at December 31, 1997 (excluding intercompany items) are $199,902 and the subsidiary's assets are $145,514 for total consolidated assets of $395,416. Liabilities of the Company at December 31, 1997 are $556,026 and the subsidiary's liabilities (excluding intercompany items) are $213,954 for total consolidated liabilities of $769,980.