Form 10-Q
period 1998-03-31
NORAM GAMING & ENTERTAINMENT INC
filed 1998-11-12
CIK 894555

UNITED STATES
                        SECURITIES AND EXCHANGE COMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1998

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from ____________ to ____________

Commission File Number 33-55254-37

                      NORAM GAMING AND ENTERTAINMENT, INC.
        (Exact name of Small Business Issuer as specified in its charter)

            Nevada                                            87-04853216
 (State or other jurisdiction                               (IRS Employer
       of incorporation)                                   Identification No.)

      THREE CANTON SQUARE
        TOLEDO, OHIO                                            43624
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number, including area code:  (419) 255-1515

Indicate by a check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such report(s), and (2) has been subject to such filing
requirements for the past 90 days   [X] Yes   [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                              Outstanding as of March 31, 1998
------------------------------------            --------------------------------
$.001 par value Class A Common Stock                    14,522,902 shares

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BASIS OF PRESENTATION

General

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do no include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results that can be expected for the year ending December 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1998, the Company had $21,511 cash in the bank. There is no certainty that the Company can meet its current financial commitments.

     The Company is a development stage Company engaged in the leasing of facilities to charities that conduct bingo operations.

     Net loss was $139,126 for the three months ended March 31, 1998 compared with net loss of $504,661 for the same period in 1997. Net revenue was $196,673 for the three months ended March 31, 1998 compared with $334,912 for the same period in 1997 for a decrease of 41%. Cost of sales for the three months ended March 31, 1998 was $44,858 compared to $61,574 for the same period in 1997 for a decrease of 34%.

     General and administrative expenses were $218,793 for the three months ended March 31, 1998 compared to $206,409 for the same period in 1997 for an increase of 6%. Depreciation and amortization expense was $6,347 for the three months ended March 31, 1998 compared to $7,722 for the same period in 1997 for a decrease of 18%. Interest expense for the three months ended March 31, 1998 was $7,180 compared to $4,300 for the same period in 1997 for an increase of 40%.

     During the three months ended March 31, 1998 the Company issued 266,770 shares of its common stock for consulting services valued at $72,148 in connection with the development of new overseas markets for the Company's services.

     For the three months ended March 31, 1998 the Company had a net loss of $72,148 and its subsidiary had a net loss of $66,978 for consolidated net loss of $139,126.

     At March 31, 1998 the Company's assets were $9,000 and the subsidiary's assets were $530,557 for total consolidated assets of $539,557. Consolidated liabilities at March 31, 1998 were $1,231,912.

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

                                       NORAM GAMING AND ENTERTAINMENT, INC.


DATED:  October 12, 1998               /S/  George C. Zilba
                                       ---------------------------------------
                                       George C. Zilba, President and Director

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 1998
                                   (Unaudited)


ASSETS
         CURRENT ASSETS
                  Cash                                              $    21,511
                  Loan Receivable                                       474,889
                  Inventory                                              24,785
                  Prepaid Expenses                                        9,370
                                                                    -----------
                           Total Current Assets                     $   530,557

         PROPERTY AND EQUIPMENT                                     $   175,474
                  Less:  Accumulated Depreciation                       (80,646)
                                                                    -----------
                           Net Property and Equipment                    94,828

         OTHER ASSETS
                  Security Deposits                                 $    11,951
                  Leasehold Acq. Costs - Brandon                         60,000
                  Accum. Amort. - Brandon                               (28,333)
                           Total Other Assets                            43,618
                                                                    -----------
                              TOTAL ASSETS                          $   759,519
                                                                    ===========

LIABILITIES & STOCKHOLDERS EQUITY
         CURRENT LIABILITY
                  Loans Payable                                     $ 1,047,444
                  Accounts Payable                                       37,027
                  Accrued Expenses                                      137,893
                  Sales & Payroll Taxes                                   9,552
                                                                    -----------
                           Total Current Liabilities                $ 1,231,912

         STOCKHOLDERS' EQUITY
                  Capital Stock                                          14,684
                  Paid In Capital                                     1,214,044
                  Retained Earnings/(Deficit)                        (1,562,144)
                  Current Loss                                         (139,126)
                                                                    -----------
                           Total Stockholders' Equity                  (472,541)
                                                                    -----------
                              TOTAL LIABILITIES AND
                              STOCKHOLDERS' EQUITY                  $   759,519
                                                                    ===========

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


Net Sales                                                             $ 196,673
         Cost of Sales                                                   44,858
                                                                      ---------
                 Gross Profit                                           151,814

General and Administrative Expenses                                   $ 205,266
Depreciation and amortization                                             6,347
Interest Expense                                                          7,180
                                                                      ---------
                                                                        218,793
                                                                      ---------
                 Net Income (Loss) Before Other                          66,978

Stock issued for consulting services                                     72,148
                                                                      ---------

Net Income (Loss) Before Income Tax                                    (139,126)

Income Tax (Benefit)
                                                                      ---------
                 Net Income (Loss)                                    $(139,129)
                                                                      =========
Net Income (Loss) per weighted average share

Weighted average number of common shares used to compute Net Income (Loss) per weighted average share

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE QUARTER ENDING MARCH 31, 1998
                                   (Unaudited)

OPERATING ACTIVITIES
Net Loss                                                         (66,978.51)
Adjustments to reconcile net loss to cash                         44,858.25
                                                                 ----------
provided (used) by operating activities                          151,814.99
         Stock issued for expenses                                72,148.00
         Depreciation and amortization                             6,347.47

Changes in assets and liabilities
         Inventory                                                   176.44
         Prepaid Expenses                                           (212.00)
         Accounts payable                                        (14,219.34)
         Accrued expenses                                          5,180.00
         Tax payable                                               1,733.97
                  NET CASH PROVIDED (USED)                        ---------
                  BY OPERATING ACTIVITIES                        (21,821.97)

INVESTING ACTIVITIES
         Purchase of property and equipment                            0.00
         Security deposits
         Investments
                                                                  ---------
         NET CASH PROVIDED (USED)
         BY INVESTING ACTIVITIES                                       0.00

FINANCING ACTIVITIES
         Proceed from sale of common stock                        35,000.00
         Loan proceeds                                            30,460.00
         Loan repayments                                         (31,111.72)
                                                                  ---------
         NET CASH PROVIDED (USED)
         BY FINANCING ACTIVITIES                                  34,348.28
                                                                  ---------
         INCREASE IN CASH AND CASH
         EQUIVALENTS                                              12,526.31

         Cash and cash equivalents at                             16,500.00
         beginning of period                                       8,985.08
         CASH AND CASH EQUIVALENTS                                ---------
         AT MARCH 31, 1998                                        21,511.39
                                                                  =========

         SUPPLEMENTAL INFORMATION
                  Cash paid for interest                             240.00

This schedule contains financial information extracted form NorAm Gaming and Entertainment, Inc. and Subsidiary March 31, 1998 financial statements and is qualified in it entirety by reference to such financial statements.

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
        CONSOLIDATED STATES OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)

                                                              Common Stock
                                                             Par Value $.001
                                                           Shares       Amount
                                                         ----------   ----------
Balances at 3/14/90 (Date of inception)                           0   $        0
         Issuance of common stock (restricted)
         at $.001 per share at 3/14/90                    1,000,000        1,000
         Net Income for period                           ----------   ----------

Balances at 12/31/90                                      1,000,000        1,000
         Cash received for stock subscription
         Net loss for year                               ----------   ----------

Balances at 12/31/91                                      1,000,000        1,000
         Net Income for year                             ----------   ----------

Balances at 12/31/92                                      1,000,000        1,000
         Net Income for year                             ----------   ----------

Balances at 12/31/93                                      1,000,000        1,000
         Issuance of common stock (restricted)
            for subsidiary at $.001 per share            10,000,000       10,000
         Net Income for year                             ----------   ----------

Balances at 12/31/94                                     11,000,000       11,000
         Sale of common stock (Regulation S)
         at $.10 per share at 8/30/95                     1,500,000        1,500
         Net Income for year                             ----------   ----------

Balances at 12/31/95                                     12,500,000       12,500
         Issuance of common stock (restricted)
         at $.001 per share for services at 7/9/96          140,000          140
         Net Income for year                             ----------   ----------

Balances at 12/31/96                                     12,640,000       12,640
                                                         ----------   ----------

Balances at 12/31/97                                14,184,800       14,185      1,123
         Issuance of common stock for services at
         .35 per share 1/12/98                          37,500           37.5
         .35 per share 1/16/98                          30,000           30
         .35 per share 1/16/98                          25,000           25
         .36 per share 2/3/98                           31,470           31.47
         .35 per share 2/13/98                          40,000           40
         .23 per share 2/25/98                          62,800           62.80
         .30 per share 3/20/98                          40,000           40
                                                    ----------          ------
Balances at  3/31/98                                14,451,570          266.77