Form 10QSB
period 1998-06-30
NORAM GAMING & ENTERTAINMENT INC
filed 1998-11-12
CIK 894555

UNITED STATES
                        SECURITIES AND EXCHANGE COMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1998

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from __________ to __________

Commission File Number 33-55254-37

                      NORAM GAMING AND ENTERTAINMENT, INC.
        (Exact name of Small Business Issuer as specified in its charter)

                  Nevada                                   87-04853216
(State or other jurisdiction of incorporation)  IRS Employer Identification No.)

        THREE CANTON SQUARE
             TOLEDO, OHIO                                            43624
(Address of principal executive offices)                           (Zip Code)

Issuer's telephone number, including area code:  (419) 255-1515

Indicate by a check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                              Outstanding as of June 30, 1998
------------------------------------             -------------------------------
$.001 par value Class A Common Stock                    14,906,918 shares

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BASIS OF PRESENTATION

General

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do no include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended June 1998, are not necessarily indicative of the results that can be expected for the year ending December 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1998, the Company had $70,087 cash in the bank. There is no certainty that the Company can meet its current financial commitments.

     The Company is a development stage Company engaged in the leasing of facilities to charities that conduct bingo operations.

     Net loss was $175,976 for the three months ended June 30, 1998 compared with $377,312 for the same period in 1997.

     Net revenue was $139,323 for the three months ended June 30, 1998 compared with $167,930 for the same period in 1997 for a decrease of 17%. Cost of sales for the three months ended June 30, 1998 were $39,253 compared to $48,310 for the same period in 1997 for a decrease of 19%.

     General and administrative expenses were $136,263 for the three months ended June 30, 1998 compared to $192,175 for the same period in 1997 for a decrease of 29%. Depreciation and amortization expense was $6,347 for the three months ended June 30, 1998 compared to $7,803 for the same period in 1997 for a decrease of 19%. Interest expense for the three months ended June 30, 1998 was $6,430 compared to $5,027 for the same period in 1997 for an increase of 22%.

     During the three months ended June 30, 1998 the Company issued 483,678 shares of its common stock for consulting services valued at $127,006 in connection with the development of new overseas markets for the Company's services.

     For the three months ended June 30, 1998 the Company had a net loss of $127,006 and its subsidiary had a net loss of $48,970 for consolidated net loss of $175,976. For the three months ended June 30, 1997, the Company's loss was $296,887 and the subsidiary's loss was $80,425, for a consolidated net loss of $377,312.

     At June 30, 1998 the Company's assets were $9,000 and the subsidiary's total assets were $402,868 for total consolidated assets of $411,868. At June 30, 1998 total consolidated liabilities for the Company and its subsidiary were $731,183.

     Net loss was $315,102 for the six months ended June 30, 1998 compared with $881,973 for the same period in 1997.

     Net revenue was $335,996 for the six months ended June 30, 1998 compared with $502,842 for the same period in 1997 for a decrease of 33%. Cost of sales for the six months ended June 30, 1998 was $84,111 compared to $109,884 for the same period in 1997 for a decrease of 24%.

     General and administrative expenses were $341,530 for the six months ended June 30, 1998 compared to $398,584 for the same period in 1997 for a decrease of 16%. Depreciation and amortization expense was $12,695 for the six months ended June 30, 1998 compared to $15,525 for the same period in 1997 for a decrease of 18%. Interest expense for the six months ended June 30, 1998 was $13,610 compared to $9,927 for the same period in 1997 for an increase of 35%.

     For the six months ended June 30, 1998 the Company had a net loss of $199,154 and its subsidiary had a net loss of $115,948 for a consolidated net loss of $315,102.

     During the six months ended June 30, 1998 the Company issued 647,648 shares of its common stock for consulting services valued at $199,170 in connection with the development of new overseas markets for the Company's services.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits
          none


     (b)  Reports on Form 8-K
          none


                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NORAM GAMING AND ENTERTAINMENT, INC.


DATED: October 14, 1998                /S/ George C. Zilba
                                       ---------------------------------------
                                       George C. Zilba, President and Director

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 1998
                                   (Unaudited)


ASSETS
  CURRENT ASSETS
     Cash                                                         $   70,087.01
     Loan Receivable                                                   5,000.00
     Inventory                                                        26,161.63
     Prepaid Expenses                                                 17,005.96
                                                                  -------------
        Total Current Assets                                      $  118,254.60

  PROPERTY AND EQUIPMENT                                          $  152,515.00
     Less: Accumulated Depreciation                                  (84,493.56)
        Net Property and Equipment                                    90,981.01

  OTHER ASSETS
     Security Deposits                                            $   11,951.52
     Leasehold Acq. Costs - Brandon                                   60,000.00
     Accum. Amort. - Brandon                                         (30,833.33)
        Total Other Assets                                            41,118.19
                                                                  -------------
           TOTAL ASSETS                                           $  402,867.80
                                                                  =============

LIABILITIES & STOCKHOLDERS EQUITY
  CURRENT LIABILITY
     Loans Payable                                                $  546,415.42
     Accounts Payable                                                 32,779.78
     Accrued Expenses                                                143,073.41
     Sales & Payroll Taxes                                             8,914.50
                                                                  -------------
        Total Current Liabilities                                 $  731,183.11

  STOCKHOLDERS' EQUITY
     Capital Stock                                                    14,184.80
     Paid In Capital                                               1,335,594.33
     Retained Earnings/(Deficit)                                  (1,562,144.56)
     Current Loss                                                   (115,948.88)
                                                                  -------------
        Total Stockholders' Equity                                  (328,314.31)
                                                                  -------------
           TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                                   $  402,868.80
                                                                  =============

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                   6/30/98           6/30/97      Two Quarters 1998
                                                                                   -------           -------      -----------------
Net Sales                                                                       $ 139,322.00      $ 167,930.00      $ 335,997.00
   Cost of Sales                                                                $  39,253.00      $  48,310.00      $  84,112.00
                                                                                ------------------------------------------------
   Gross Profit                                                                 $ 100,069.00      $ 119,620.00      $ 420,109.00
General and Administrative Expenses                                             $ 136,263.00      $ 192,175.00      $ 335,139.00

Depreciation and amortization                                                   $   6,347.00      $   7,803.00      $  12,695.00

Interest Expense                                                                $   6,430.00      $   5,027.00      $  13,610.00
                                                                                ------------------------------------------------
                                                                                $ 149,040.00      $ 205,005.00      $ 381,444.00
   Net Income (Loss) Before Other                                               $ (48,970.00)     $ (85,385.00)     $(115,948.00)
Stock issued for consulting services                                            $(127,006.00)     $(291,927.00)     $(199,154.00)

                                                                                $         --      $         --      $         --
                                                                                ------------------------------------------------
   Net Income (Loss) Before Income Tax                                          $(175,976.00)     $(377,312.00)     $(315,102.00)

Income Tax (Benefit)                                                            $         --      $         --      $         --
                                                                                ------------------------------------------------
   Net Income (Loss)                                                            $(175,976.00)     $(377,312.00)     $(315,102.00)
Net Income (Loss) per weighted average share                                    $      (0.03)     $      (0.03)     $      (0.03)

Weighted average number of common shares used to
compute net income (loss) per weighted average share                              14,000,000        13,844,457            13,500

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR SIX MONTHS ENDING JUNE 30, 1998
                                   (Unaudited)

OPERATING ACTIVITIES
Net Loss                                                               (315,102)
Adjustments to reconcile net loss to cash
provided (used) by operating activities
         Stock issued for expenses                                      199,154
         Depreciation and amortization                                   12,694

Changes in assets and liabilities
         Inventory                                                       (1,199)
         Prepaid Expenses                                                (7,847)
         Accounts payable                                               (18,416)
         Accrued expenses                                                10,360

                  NET CASH PROVIDED (USED)                                    0
                  BY OPERATING ACTIVITIES


INVESTING ACTIVITIES
         Purchase of property and equipment                                   0
         Security deposits                                                    0
                                                                       --------
         NET CASH PROVIDED (USED)
         BY INVESTING ACTIVITIES                                              0

FINANCING ACTIVITIES
         ProceedS from sale of common stock                             156,200
         Loan proceeds                                                   30,460
         Loan repayments                                                (62,251)
                                                                       --------
         NET CASH PROVIDED (USED)
         BY FINANCING ACTIVITIES                                        124,408
                                                                       --------
         INCREASE IN CASH AND CASH
         EQUIVALENTS                                                     61,101

         Cash and cash equivalents at
         beginning of period                                              8,985
                                                                       --------
         CASH AND CASH EQUIVALENTS
         AT JUNE 30, 1998                                                70,087
                                                                       ========

         SUPPLEMENTAL INFORMATION
                  Cash paid for interest                                    431


This schedule contains financial information extracted form NorAm Gaming and Entertainment, Inc. and Subsidiary June 30, 1998 financial statements and is qualified in its entirety by reference to such financial statements.

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
        CONSOLIDATED STATES OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                                Common Stock
                                                              Par Value $.001
                                                             Shares      Amount
                                                           ----------    -------
Balances at 3/14/90 (Date of inception)                             0    $     0
         Issuance of common stock (restricted)
         at $.001 per share at 3/14/90                      1,000,000      1,000
         Net Income for period
                                                           ----------    -------

Balance at 12/31/90                                         1,000,000      1,000
         Cash received for stock subscription
         Net loss for year
                                                           ----------    -------

Balance at 12/31/91                                         1,000,000      1,000
         Net Income for year
                                                           ----------    -------

Balance at 12/31/92                                         1,000,000      1,000
         Net Income for year
                                                           ----------    -------

Balance at 12/31/93                                         1,000,000      1,000
         Issuance of common stock (restricted)
            for subsidiary at $.001 per share              10,000,000     10,000
         Net Income for year
                                                           ----------    -------

Balance at 12/31/94                                        11,000,000     11,000
         Sale of common stock (Regulation S)
         at $.10 per share at 8/30/95                       1,500,000      1,500
         Net Income for year
                                                           ----------    -------

Balance at 12/31/95                                        12,500,000     12,500
         Issuance of common stock (restricted)
         at $.001 per share for services at 7/9/96            140,000        140
         Net Income for year
                                                           ----------    -------

Balance at 12/31/96                                        12,640,000     12,640
         Issuance of common stock at $.50
         per share for services at 1/27/97                    460,000        460
         Issuance of common stock at $.6875
         per share for services at 3/19/97                    478,000        478
         Net Loss for year
                                                           ----------    -------

Balances at 12/31/97                                        14,184,800    14,185
         Issuance of common stock for services at:
         .35 per share 1/12/98                                  37,500     37.5
         .35 per share 1/16/98                                  30,000     30
         .35 per share 1/16/98                                  25,000     25
         .36 per share 2/3/98                                   31,470     31.47
         .35 per share 2/13/98                                  40,000     40
         .23 per share 2/25/98                                  62,800     62.80
         .30 per share 3/20/98                                  40,000     40
         .17 per share 4/1/98                                   71,333     71.3
         .14 per share 4/13/98                                 100,000    100
         .35 per share 4/22/98                                 100,000    100
         .35 per share 4/22/98                                  20,000     20
         .35 per share 4/22/98                                  20,000     20
         .35 per share 4/22/98                                  20,000     20
         .35 per share 4/22/98                                  20,000     20
         .35 per share 4/22/98                                  20,000     20
         .25 per share 4/30/98                                  44,545     44.54
         .28 per share 6/1/98                                   42,800     42.80
         .31 per share 6/5/98                                   25,000     25
                                                            ----------   -------

Balances at 6/30/98                                         14,906,918   $250.41

                              CONSULTING AGREEMENT

     This Consulting Agreement (hereinafter the "Agreement") is made this 15th day of October, 1997, by and among Noram Gaming & Entertainment, Inc., a Nevada corporation, and its successors and assigns, whose principal place of business is located at Three Canton Square, Toledo, Ohio, 43625 (hereinafter the "Company") and James P. Gagel, a Washington, D.C. resident with an address of 1511 K Street, NW, Suite 705, Washington, D.C. 20005 (hereinafter the "Consultant").

                                 R E C I T A L S

     WHEREAS, the Board of Directors of the Company has agreed to adopt a written agreement for compensation of the Consultant, who is a natural person, for agreed upon services previously performed and to be performed; and

     WHEREAS, the Company desires to engage the Consultant to provide services at the request of and subject to the satisfaction of its management, and may avail itself of the services of the Consultant during the term hereof; and

     WHEREAS, the Consultant has previously provided certain services at the request and subject to the approval of the management of the Company; and

     WHEREAS, a general description of the nature of the agreed-upon services performed and to be performed by the Consultant under this Agreement is listed in the Counterpart Signature Pages attached hereto; and

     WHEREAS, the Company and the Consultant intend that this Agreement shall be a "written compensation agreement" as defined in Rule 405 of the Securities and Exchange Commission (the "SEC") pursuant to which the Company may issue "freely tradeable" shares of its common stock as payment for services rendered pursuant to an S-8 Registration Statement to be filed with the SEC by the Company.

     NOW THEREFORE, in consideration of the mutual covenants and promises contained herein, it is agreed:

                                A G R E E M E N T

     1. Consultant Services. The Company hereby acknowledges the employment of the Consultant and the Consultant hereby acknowledges acceptance of such employment, and have performed or will perform the services requested by management of the Company to the Company's satisfaction during the term hereof. Subject to the terms and conditions of this Agreement, the Consultant shall continue to provide consulting services at the request of the Company in connection with its general operations and projects during the term hereof. Any and all services performed by the Consultant shall be performed in accordance with the requests of the management of the Company. The services performed by the Consultant hereunder have been personally rendered by the Consultant and no one acting for or on behalf of the Consultant, except those persons normally employed by the Consultant in rendering services to others, such as secretaries, bookkeepers and the like. Consultant's services include the rendering of general legal advice regarding the company's activities, the development of gaming opportunities in the United States and Latin America, and such other services as from time to time may be required, regarding which Consultant shall devote an average minimum of 15 hours per week.

     2. Compensation. In consideration of the services performed and to be performed by the Consultant hereunder, shares of the Company's common stock shall be issued to the Consultant in the form of 25,000 share certificates on a monthly basis, the value of which shall not exceed the sum of $48,000 over the term of this Agreement. In addition, 40,000 shares shall be issued to the Consultant on June 1, 1999, and Consultant shall be compensated at the rate of $200.00 per day for services performed away from his office, which amount may be paid in cash or stock at the Company's discretion.

     3. Delivery of Shares. Subject to the filing and effectiveness of the SEC Forms, as provided for and defined in Paragraph 4 of this Agreement, and any applicable state securities filings covering the Shares, and also subject to Paragraph 5 of this Agreement, one or more certificates representing such Shares shall be delivered to the respective Consultant, at their respective addresses listed above, unless another address shall be provided to the Company by any Consultant in writing prior to the creation of such certificate.

     4. Preparation of Securities Registration Forms; Payment of Fees. Except as provided in Paragraph 5, the parties understand and agree that the issuance of the Shares and any Renewal Term Shares (as defined below) shall occur after the filing with the SEC and effectiveness of all required Registration Statements and other necessary securities documents, including, without limitation, a Form 10-SB General Form for Registration and a Form S-8 Registration Statement (the "SEC Forms"). Upon execution of this Agreement, the Company shall take such actions as are reasonably necessary to effect the preparation and filing of the SEC Forms, including the engagement of the services of a competent professional or professionals.

     5. Failing to Register Securities; Issuance of Restricted Shares. If the Shares or Renewal Term Shares (as defined below) are not capable of registration with the SEC as set forth in Paragraph 4 prior to the expiration of this Agreement pursuant to Paragraph 11, the parties agree that the Shares, and Renewal Term shares if applicable, shall be issued to the Consultant as "restricted" shares. In such circumstance, the transferability of the Shares, and Renewal Term Shares if applicable, will be restricted by the Securities Act of 1933, as amended (the

          "Act"), and applicable state securities laws and regulations, and neither the Shares nor the applicable Renewal Term Shares will be eligible to be sold unless they are subsequently registered or an exemption form registration is available. If the Shares or Renewal Term Shares are issued as "restricted" shares, the certificates representing such Shares or Renewal Term Shares will bear appropriate legends referring to the restrictions on resale and transferability imposed by the Act and applicable state securities laws and regulations. If the Shares or Renewal Term Shares are issued as "restricted" shares, the Company shall use its best efforts to prepare and file a registration statement covering such Shares or Renewal Term Shares by the earliest practicable date.

     6. Expenses. The Company shall pay for all ordinary and necessary out-of-pocket expenses incurred by the Consultant, in connection with the services performed or to be performed by the Consultant hereunder.

     7. Limitation on Nature of Service. None of the services performed or to be performed by the Consultants and paid for by the issuance of shares of common stock of the Company are or shall be services related to any "capital raising" transaction.

     8. Confidential Information. The Consultant acknowledges that in the course of performance of services under this Agreement, he has had or will have access to and has acquired or will acquire Confidential Information (as hereinafter described) concerning the Company, its business and operations. The Consultant agrees that he will not disclose any Confidential Information to third parties or use any Confidential Information for any purpose other than the performance of this Agreement except as disclosure may be necessary or appropriate in the course of performing this Agreement. For purposes of this Agreement, the term "Confidential Information" shall include all information relating to the business of the Company and all processes, services and other activities engaged in by the Company during the term of this Agreement; provided, however that the term "Confidential Information" shall not include any information which at the time of disclosure to the Consultant is in the public domain, or which subsequently becomes a part of the public domain by publication of otherwise through no fault of the Consultant, or which is subsequently disclosed to the Consultant or its employees by a third party not in violation of any rights or obligations owed by such third party to the Company.

     9. Indemnification. Each party to this Agreement (hereinafter and "Indemnifying Party") hereby agrees to indemnify each of the other parties to this Agreement (hereinafter an "Indemnified Party") for and hold the Indemnified Party harmless against the following: (a) any and all loss, liability or damage resulting from any breach or non-fulfillment of any agreement or obligation of the Indemnifying Party under this Agreement; (b) any losses, damages, fees, settlements, or other costs or expenses resulting form any misstatement of a material fact or omission of a material fact by the Indemnifying Party contained herein or contained in the S-8 Registration Statement of the Company to be filed hereunder, to the extent that any such misstatement or omission contained in the Registration Statement was based upon information supplied by the Indemnifying Party; and (c) any and all actions, suits, proceedings, damages, assessments, judgments, settlements, costs and expenses, including reasonable attorney's fees, incurred by the Indemnified Party as a result of failure or refusal of the Indemnifying Party to defend any claim incident to or otherwise honor the foregoing provisions after having been given notice of and an opportunity to do so.

     10. Term; Expiration. The "Effective Date" of this Agreement is the date of execution hereof. This Agreement shall remain in effect until expiration as hereinafter provided. This Agreement shall expire on the date that is twelve (12) months after the Effective Date, unless extended in accordance with Paragraph 11 hereof. Notwithstanding the foregoing, expiration of this Agreement pursuant to this Paragraph shall not alter or excuse the parties' obligations under Paragraph 3 or Paragraph 4 of this Agreement.

     11.  Option to Renew.

          11.1 Exercise of Option. The parties that the Company shall have an option to renew this Agreement as to Consultant James P. Gagel for an additional renewal by providing written notice of such exercise to

               Consultant James P. Gagel no later than thirty (30) days before the expiration of this Agreement pursuant to Paragraph 10 hereof.

          11.2 Renewal Term Compensation. If the Company exercises such option to renew, the terms and provisions of this Agreement shall continue to apply, except that additional compensation of up to 250,000 shares of the Company's common stock (the "Renewal Term Shares") shall be paid to Consultant James P. Gagel in consideration of the services to be performed by Consultant James
               P. Gagel during such renewal term. In consultation with Consultant James P. Gagel, the Company shall determine the exact number of shares of the Company's common stock to be paid to Consultant James P. Gagel as Renewal Term Shares, after considering the value of the services to be performed by Consultant James P. Gagel during such renewal term and the market value of shares of the Company's common stock during the period immediately preceding the commencement of such renewal term.

     12. Independent Contractors. The Company and the Consultant agree that the Consultant is an independent contractor for all services performed and to be performed under the terms and conditions for all services performed and to be performed under the terms and conditions of this Agreement and shall not be deemed to be the Company's agent for any purpose whatsoever and are not granted any right or authority under this Agreement to assume or create any obligation or liability, whether express or implied, absolute or contingent, on the Company's behalf, or to bind the Company in any manner. The Consultant shall be liable for any FICA taxes, withholding or other similar taxes or charges arising from the issuance of any shares of the Company's common stock to any Consultant or any other compensation received hereunder, and the Consultant shall indemnify and hold harmless the Company therefrom; it is understood by the parties that the value of all such items has been taken into account by the parties in determining the amount of compensation for services rendered by the Consultant hereunder.

     13.  Representation and Warranties of the Company.

          13.1 Corporate Status. The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Nevada.

          13.2 Securities Laws. The Company shall fully comply any and all federal and state securities laws, rules, and regulations governing the issuance of any of the Shares or Renewal Term Shares.

          13.3 Reports with the SEC. Upon the filing and effectiveness of a Form 10-SB, the Company will be required to file reports with the SEC pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), and the Company agrees that after the filing and effectiveness of such Form 10-SB, and during the term of this Agreement and any renewal term hereunder, it will file with the SEC all reports required to be filed by it, and such reports will be true and correct in every material respect.

     14. Representation and Warranties of Consultants. The Consultant represents and warrants to, and covenants with, the Company as follows:

          14.1 Employment. The Consultant has hereby accepted employment by the Company, and has agreed to perform and has performed the services requested by management of the Company during the term hereof. The services performed by the Consultant have been personally rendered by the Consultant, and no one acting for or on behalf of the Consultant.

          14.2 Limitation on Services. None of the services rendered or to be rendered by the Consultant and paid for by the issuance of the Shares or Renewal Term Shares shall be services related to any "capital raising" transaction.

          14.3 Valid Obligation; No Conflicts. Execution of this Agreement and performance of services hereunder by each Consultant constitutes valid and performance of services hereunder by each Consultant constitutes valid and binding obligations of such Consultant and his performance hereunder will not violate any other agreement to which such Consultant is a party.

     15.  Miscellaneous Provisions.

          15.1 Notices. All notices or other communications required or permitted to be given pursuant to this Agreement shall be in writing and shall be considered as properly given or made if hand delivered, mailed from within the United States by certified or registered mail, or sent by prepaid telegram to the applicable addresses appearing in the preamble to this Agreement, or to such other addresses as a party may have designated by like notice forwarded to the other parties hereto. All notices, except notices of change of address, shall be deemed given when mailed or hand delivered and notices of change of address shall be deemed given when received.

          15.2 Further Assurances. At any time, and from time to time, after the execution hereof, each party will execute such additional instruments and take such action as may be reasonably requested by the other party to carry out the intent and purposes of this Agreement.

          15.3 Binding Agreement; Non-Assignability. Each of the provisions and agreements herein, contained shall be binding upon and ensure to the benefit of the personal representatives, heirs, devises, successors and permitted assigns of the respective parties hereto; however, none of the rights or obligations hereunder attaching to any Consultant may be assigned, without the express written consent of the Company, and none of the rights or obligations hereunder attaching to the Company may be assigned, without the express written consent of the Consultant.

          15.4 Entire Agreement. This Agreement, and the other documents referenced herein, constitute the entire understanding of the parties hereto with respect to the subject matter hereof and supersedes and cancels any prior agreement, representation or communication, whether oral or written, between the parties relating to the transactions contemplate herein or subject matter hereof. No amendment, modification or alternation of the terms hereof shall be binding unless the same be in writing, dated subsequent to the date hereof and duly approved and executed by each of the parties hereto.

          15.5 Severability. Every provision of this Agreement is intended to be severable. If any term or provision hereof is illegal or invalid for any reason whatever, such illegality or invalidity shall not affect the validity of the remainder of this Agreement.

          15.6 Headings. The headings of this Agreement are inserted for convenience and identification only, and are in no way intended to describe, interpret, define or limit the scope, extent or intent hereof.

          15.7 Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

          15.8 Governing Law. This Agreement, and the application or interpretation hereof, shall be governed exclusively by its terms and by he laws of the State of Nevada. Venue for all purposes shall be deemed proper within either: (a) Ottawa Lake, Michigan; or (b) with respect to any action relating to the rights or obligations hereunder of Consultant James P. Gagel, the District of Columbia or the State of Florida.

     IN WITNESS WHEREOF, the parties hereto have executed and delivered this Agreement the day and year first written above.

                                            Noram Gaming & Entertainment, Inc.

                                            By:
                                                --------------------------------
                                                     George C. Zilba, President


                                            By:
                                                --------------------------------
                                                     James P. Gagel