Form 10QSB/A
period 1998-03-31
NORAM GAMING & ENTERTAINMENT INC
filed 1999-04-27
CIK 894555

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

         For the transition period from                       to

Commission File Number 33-55254-37

                      NORAM GAMING AND ENTERTAINMENT, INC.
        (Exact name of Small Business Issuer as specified in its charter)

                  Nevada                                   87-0485316
     (State or other jurisdiction of                       (IRS Employer
              incorporation )                          Identification No.)

                    THREE CANTON SQUARE
                       TOLEDO, OHIO                                43624
     ------------------------------------------------        ------------------
         (Address of principal executive offices)              (Zip Code)

Issuer's telephone number, including area code: (419) 255-1515

Indicate by a check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding as of March 31, 1998
------------------------------------        ----------------------------------
$.001 par value Class A Common Stock              14,522,902 shares

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

                                     NORAM GAMING AND ENTERTAINMENT, INC.



DATED:        4-26-99                 /s/
                                     George C. Zilba, President and Director