Form 10QSB/A
period 1998-06-30
NORAM GAMING & ENTERTAINMENT INC
filed 1999-04-27
CIK 894555

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

         For the transition period from                       to

Commission File Number 33-55254-37

                      NORAM GAMING AND ENTERTAINMENT, INC.
        (Exact name of Small Business Issuer as specified in its charter)

                  Nevada                                   87-0485316
     (State or other jurisdiction of                       (IRS Employer
              incorporation )                          Identification No.)

                    THREE CANTON SQUARE
                       TOLEDO, OHIO                          43624
     ------------------------------------------------     ------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                         Outstanding as of June 30, 1998
 ------------------------------------        ----------------------------------
 $.001 par value Class A Common Stock            14,906,918 shares

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