Form 10QSB
period 1998-09-30
NORAM GAMING & ENTERTAINMENT INC
filed 2000-01-20
CIK 894555

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                               Washington, DC 20549


                                                    FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1998

[] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from                    to

Commission File Number 33-55254-37

                      NORAM GAMING AND ENTERTAINMENT, INC.
             (Exact name of Registrant as specified in its charter)

            Nevada                                 87-0485316
(State or other jurisdiction of                   (IRS Employer
         incorporation )                      Identification No.)

         THREE CANTON SQUARE
            TOLEDO, OHIO                                 43624
----------------------------------------              ------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (419) 255-1515

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [] Yes [X] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                          Outstanding as of September 30, 1998
------------------------------------        ------------------------------------
$.001 par value Class A Common Stock               15,833,964 shares

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BASIS OF PRESENTATION

General

     The accompanying unaudited financial statements (F-1 through F-3) have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 1998, are not necessarily indicative of the results that can be expected for the year ending December 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1998, the Company had $19,784 cash in the bank. There is no certainty that the Company can meet its current financial commitments.

     The Company is a development stage company engaged in the leasing of facilities to charities that conduct bingo operations.

     Net loss was $23,505 for the three months ended September 30, 1998 compared with $39,618 for the same period in 1997. All increases in revenues, cost of sales, and expenses for 1998 can be attributed to growth in the market place and improved management controls over existing operations.

     Net revenue was $221,600 for the three months ended September 30, 1998 compared with $218,708 for the same period in 1997, for an increase of 1%. Cost of sales for the three months ended September 30, 1998 was $46,021 compared to $44,384 for the same period in 1997, for an increase of 4%.

     General and administrative expenses were $173,346 for the three months ended September 30, 1998 compared to $190,447 for the same period in 1997, for a decrease of 9%. Depreciation and amortization expense was $6,347 for the three months ended September 30, 1998 compared to $7,803 for the same period in 1997, for a decrease of 19%. Interest expense for the three months ended September 30, 1998 was $641 compared to $5,212 for the same period in 1997, for a decrease of 88%.

     For the three months ended September 30, 1998 the Company had a net loss of $20,850, and its subsidiary had net a loss of $2,655, for a consolidated net loss of $23,505. For the three months ended September 30, 1997 the consolidated net loss was $39,618 ($15,439 from the Company and $24,179 from the subsidiary).

     At September 30, 1998 the Company's assets were $199,903, and the subsidiary's assets were $305,736, for total consolidated assets of $505,639. Liabilities at September 30, 1998 were $496,387 for the Company and $301,121 for the subsidiary, for total consolidated liabilities of $797,508.

     Net loss was $139,454 for the nine months ended September 30, 1998 compared with $921,591 for the same period in 1997. Included in the net loss for the three and nine months ended September 30, 1998 is a loss of $18,750 and $70,550, respectively, recognized when the Company issued stock for consulting services related to expanding its product lines ($10,480 and $861,375 in 1997).

     Net revenue was $557,596 for the nine months ended September 30, 1998 compared with $721,550 for the same period in 1997, a decrease of 23%. Cost of sales for the nine months ended September 30, 1998 were $130,133 compared with $154,268 for the same period in 1997, a decrease of 16%.

     General and administrative expenses were $460,913 for the nine months ended September 30, 1998 compared with $589,031 for the same period in 1997, a decrease of 22%. Depreciation and amortization expense was $19,042 for the nine months ended September 30, 1998 compared with $23,328 for the same period in 1997, a decrease of 18%. Interest expense for the nine months ended September 30, 1998 was $16,412 compared with $15,139 for the same period in 1997, an increase of 8%.

     For the nine months ended September 30, 1998 the Company had a net loss of $87,210 and its subsidiary had a net loss of $52,244, for a consolidated net loss of $139,454. For the nine months ended September 30, 1997 the consolidated net loss was $921,591 ($886,973 from the Company and $34,618 from the subsidiary).

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits
                                                                 Page
         99-1 Financial Statements as of September 30, 1998       F-1
         27 Financial Data Schedule

     (b) Reports on Form 8-K
         None


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NORAM GAMING AND ENTERTAINMENT, INC.



DATED: January 19, 2000                  s/ George C. Zilba
      -----------------                  ---------------------------------------
                                         George C. Zilba, President and Director

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                                                             September 30,         December 31,
                                                                                                 1998                  1997
ASSETS                                                                                        (Unaudited)            (Audited)
                                                                                          ------------------    ------------------
   CURRENT ASSETS
     Cash                                                                                 $           19,784    $            8,985
     Account receivable                                                                               16,581                     0
     Prepaid expenses                                                                                 16,604                 9,159
     Receivable - related party                                                                        5,000                 5,000
     Inventory                                                                                       169,403                24,962
                                                                                          ------------------    ------------------
                                                                    TOTAL CURRENT ASSETS             227,372                48,106

   PROPERTY AND EQUIPMENT                                                                            113,800               132,843

   OTHER ASSETS
     Security deposits                                                                                11,952                11,952
     Investment in joint venture                                                                     152,515               152,515
                                                                                          ------------------    ------------------
                                                                                                     164,467               164,467
                                                                                          ------------------    ------------------

                                                                                          $          505,639    $          345,416
                                                                                          ==================    ==================

LIABILITIES & (DEFICIT)
   CURRENT LIABILITIES
     Accounts payable                                                                     $           92,868    $           51,241
     Bridge loans                                                                                    269,000               359,000
     Current portion of long-term debt                                                                 4,860                 4,617
     Demand loans payable - related parties                                                          287,707               210,918
     Accrued expenses                                                                                 53,323                50,782
     Accrued expenses - related parties                                                               89,750                89,750
                                                                                          ------------------    ------------------
                                                               TOTAL CURRENT LIABILITIES             797,508               766,308

   LONG-TERM DEBT                                                                                          0                 3,672
                                                                                          ------------------    ------------------
                                                                       TOTAL LIABILITIES             797,508               769,980

   STOCKHOLDERS' (DEFICIT)
     Common Stock $.001 par value:
       Authorized - 25,000,000 shares
       Issued and outstanding 15,833,964 shares (14,184,800 in 1997)                                  15,834                14,185
     Additional paid-in capital                                                                    1,393,895             1,123,395
     Deficit accumulated during the development stage                                             (1,701,598)           (1,562,144)
                                                                                          ------------------    ------------------
                                                             TOTAL STOCKHOLDERS' DEFICIT            (291,869)             (424,564)
                                                                                          ------------------    ------------------

                                                                                          $          505,639    $          345,416
                                                                                          ==================    ==================

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                             3/14/90
                                               Three months ended              Nine months ended            (Date of
                                                  September 30,                  September 30,             inception)
                                               1998           1997            1998           1997          to 9/30/98
                                          -------------   -------------  -------------  -------------   -----------------
Net Sales                                 $     221,600   $     218,708  $     557,596  $     721,550   $       3,009,534
Cost of sales                                    46,021          44,384        130,133        154,268             820,413
                                          -------------   -------------  -------------  -------------   -----------------
                            GROSS PROFIT        175,579         174,324        427,463        567,282           2,189,121

General and Administrative expenses             173,346         190,447        460,913        589,031           2,630,651
Depreciation and amortization                     6,347           7,803         19,042         23,328             113,833
Interest expense                                    641           5,212         16,412         15,139              91,704
                                          -------------   -------------  -------------  -------------   -----------------
                                                180,334         203,462        496,367        627,498           2,836,188
                                          -------------   -------------  -------------  -------------   -----------------

NET INCOME (LOSS) BEFORE OTHER                   (4,755)        (29,138)       (68,904)       (60,216)           (647,067)

   Stock issued for consulting services         (18,750)        (10,480)       (70,550)      (861,375)           (979,927)
   Terminations of facility lease                     0               0              0              0             (74,604)
                                          -------------   -------------  -------------  -------------   -----------------
                              NET (LOSS)
                     BEFORE INCOME TAXES        (23,505)        (39,618)      (139,454)      (921,591)         (1,701,598)

INCOME TAX                                            0               0              0              0                   0
                                          -------------   -------------  -------------  -------------   -----------------

                              NET (LOSS)  $     (23,505)  $     (39,618) $    (139,454) $    (921,591)  $      (1,701,598)
                                          =============   =============  =============  =============   =================

Net (loss) per weighted
   average share                          $        (.00)  $        (.00) $        (.01) $        (.07)
                                          =============   =============  =============  =============

Weighted average number of common
   shares used to compute net (loss)
   per weighted average share                15,705,223      13,947,577     15,035,700     13,609,321
                                          =============   =============  =============  =============

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                           3/14/90
                                                                     Nine months ended                    (Date of
                                                                       September 30,                     inception)
                                                                1998                  1997               to 9/30/98
                                                          -----------------     -----------------    ----------------
OPERATING ACTIVITIES
   Net (loss)                                             $        (139,454)    $        (921,591)   $     (1,701,598)
   Adjustments to reconcile net (loss) to cash
     provided (used) by operating activities:
       Net book value of abandoned asset                                  0                     0              69,605
       Stock issued for expenses                                     76,850               861,375             986,227
       Depreciation & amortization                                   19,042                23,328             127,069
   Changes in assets and liabilities:
       Accounts receivable                                          (16,581)                    0             (16,581)
       Inventory                                                   (144,440)                4,823            (169,403)
       Prepaid expenses                                              (7,445)               (3,726)            (16,604)
       Accounts payable                                              32,238                 5,312              92,868
       Accrued expenses                                              21,030                (3,537)            147,314
                                                          -----------------     -----------------    ----------------
                            NET CASH PROVIDED (USED) BY
                                   OPERATING ACTIVITIES            (158,760)              (34,016)           (481,103)

INVESTING ACTIVITIES
   Purchase of property and equipment                                     0                (4,225)           (274,522)
   Security deposits                                                      0                (5,400)            (11,952)
   Investment in joint venture                                            0                     0            (152,515)
                                                          -----------------     -----------------    ----------------
                                       NET CASH USED BY
                                   INVESTING ACTIVITIES                   0                (9,625)           (438,989)

FINANCING ACTIVITIES
   Proceeds from sale of common stock                                96,200                     0             324,263
   Loan proceeds                                                     76,789                44,000             646,707
   Loan repayments                                                   (3,430)               (3,096)            (31,094)
                                                          -----------------     -----------------    ----------------
                                   NET CASH PROVIDED BY
                                   FINANCING ACTIVITIES             169,559                40,904             939,876
                                                          -----------------     -----------------    ----------------

                            INCREASE (DECREASE) IN CASH
                                   AND CASH EQUIVALENTS              10,799                (2,737)             19,784

Cash and cash equivalents at beginning of year                        8,985                49,078                   0
                                                          -----------------     -----------------    ----------------

                           CASH AND CASH EQUIVALENTS AT
                                          END OF PERIOD   $          19,784     $          46,341    $         19,784
                                                          =================     =================    ================

SUPPLEMENTAL INFORMATION Cash paid for:
     Interest                                             $          16,412     $             623    $         48,740
                                                          =================     =================    ================
