Form 10KSB
period 1998-12-31
NORAM GAMING & ENTERTAINMENT INC
filed 2000-02-22
CIK 894555

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1998
                                   -----------------

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _________ to ____________

         Commission File No.  33-55254-37
                              -----------

                      NORAM GAMING AND ENTERTAINMENT, INC.
             (Exact name of Registrant as specified in its charter)

          NEVADA                                    87-0485316
------------------------------------        --------------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)              Identification Number)

FIVE CANTON SQUARE
TOLEDO, OHIO                                         43624
------------------------------------------    ----------------
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:   (419) 255-1515
                                                     ---------------

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $737,420.

As of February 9, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was $901,102 based on 10,601,200 shares at a last sale price of $0.085.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              Class                          Outstanding as of December 31, 1999
--------------------------------------      ------------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                   16,379,200  SHARES

                                     PART I

ITEM 1.           Business.

         Noram Gaming and Entertainment, Inc. (formerly Core Integration, Inc.), a Nevada corporation (the "Company" "Noram Gaming") was incorporated in 1990 for the purpose of developing venture businesses. On July 10, 1995, the name was changed to Noram Gaming and Entertainment, Inc. Noram Gaming was formed by
Capital General Corporation and has acquired new management to acquire corporations and develop certain businesses. During 1995, the Company issued 10,000,000 shares of its restricted common stock to acquire 100% of the outstanding stock of Noram Ventures Holdings, Inc. ("Noram Ventures"). The Company's executive offices are presently located at Five Canton Square, Toledo, Ohio 43624, its telephone number at this location is (419) 255-1515 and the telefax number is (419) 255-2332.

History and Background of Noram Gaming

         George Zilba acquired controlling interest in Noram Gaming with the intent of acquiring a viable business. George Zilba is the President and a Director with Frank B. Bryan as Vice President, Treasurer, and Director, Kenneth McDougal as a Director, and Andrew Mangino as a Director.

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

ITEM 4.           Submission of Matters to a Vote of Security Holders.

         None.

                                     PART II

ITEM 5.           Market for Registrant's Common Equity and Related Stockholders
                  Matters.

         Beginning December 18, 1995, the Company's common stock began trading on the NASD- OTC System and now trades under the symbol NORE. The information below was provided by brokers and does not necessarily represent prices of actual sales of the Company's common stock, nor does it take into account any brokerage discounts, commissions, or fees.

                               High               Low
             Quarter        Sales Price       Sales Price

         First 1998        $        0.42    $         0.18
         Second 1998                0.46              0.14
         Third 1998                 0.32              0.16
         Fourth 1998                0.24              0.07

         First 1997                 1.25              0.25
         Second 1997                1.08              0.26
         Third 1997                 0.57              0.17
         Fourth 1997                0.79              0.35

         The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

ITEM 6.           Management's Discussion and Analysis or Plan of Operation.

         The Company has continued to maintain the leasing operation of the Florida bingo facilities while developing other gaming related interests.

         As of December 31, 1998, the Company had cash of $15,721 compared to cash of $8,985 as of December 31, 1997, an increase of $6,736 (75%). The increase is attributed to decreased operating costs.

         Current assets as of December 31, 1998 were $188,705 compared to $48,106, an increase of $140,599 (292%). The increase is due mainly to an increase in inventory.

         Current liabilities as of December 31, 1998 were $858,694 compared to $766,308, an increase of $92,386 (12%). The increase is mainly attributable to an increase in loans and accrued expenses.

         Stockholders' deficit as of December 31, 1998 was $(644,892) compared to $(424,564) for 1997 for an increase of $220,328 (52%). The increase was mainly caused by the net loss for the year.

         Total revenues for the year ended December 31, 1998 were $737,420 compared to $844,722 for 1997, for a decrease of about 13%. The Company is increasing its emphasis on selling gaming equipment rather than on the bingo operations.

         Cost of Sales for the year ended December 31, 1998 were $202,440 compared to $197,872 for 1997.

         General and administrative expenses for the year ended December 31, 1998 were $911,919 compared to $1,689,842 in 1997. The decrease of $777,923
(46%) was caused mainly by a reduction in consulting fees. About $276,000 of these expenses were paid with S-8 and Regulation S stock, rather than cash ($909,000 in 1997).

         Depreciation and amortization expense for the year ended December 31, 1998 was $25,613 compared to $31,049 in 1997. The decrease of $5,436 (18%) is due to fewer facilities being in operation for all of 1998.

         Interest expense for the year ended December 31, 1998 was $30,446 compared to $20,324 in 1997, for an increase of about 50%.

          In order for the Company to fund day to day operations it was necessary to obtain a loan of $200,000 from a Canadian company in 1995. Upon the payment of the loan 60,000 shares of common stock of the Company will be issued. The Company also issued 100,000 warrants entitling the lender to purchase the Company's stock at $2.00 per share anytime prior to August 1, 1998. The loan was due April 30, 1996, but this date has been extended without penalty until the Company is able to pay the obligation. During 1998, the Company received $109,267 in the form of loans and $96,200 from stock sales ($354,918 and $40,000 in 1997).

         Management plans to continue with its stated objective in the 1997 narrative to divest itself of the bingo halls in Florida and concentrate on the sale and installation of the Vaprel bingo equipment, continued development of the keno blowers, Internet gaming and the pursuit of other gaming opportunities which will promote Company growth.

Future Plans
         The Company's plans for 1999 are as follows:

I.   Complete the development and begin the marketing of the "ThunderBolt" three
     (3) number video, class II gaming system.

II. Launch an aggressive program for the sale of Vaprel bingo equipment in North America and establish a network of supporting distributors in the United States and Canada.

III. Establish  joint  venture   partnerships  with  other  public  and  private
     companies for the development and implementation of gaming opportunities such as Internet Bingo.

IV. Eventually, disengage the Company from the business of leasing charitable bingo facilities, as other opportunities develop and additional revenue takes place.

THESE ARE THE ESTABLISHED GOALS FOR 1999. THE COMPANY INTENDS TO WORK TOWARD THE REALIZATION OF THESE PLANS, BUT THERE CAN BE NO GUARANTEE THAT THE COMPANY'S PLANS OR PROJECTION WILL BE ACHIEVED DURING 1999 OR FUTURE YEARS.

"ThunderBolt" Three (3) number Video Gaming System

         The Company has entered into a Joint Venture agreement with World Touch Gaming of Norcross, GA, for the development, manufacturing and marketing of the "ThunderBolt" system. This unique Class II gaming system is designed to become a major source of revenue for the Company and the gaming facilities in which the system will be placed. The Company intends to market this "global" system to Casinos, Indian Gaming Facilities, Riverboats, Cruise Ships, Charity Bingo Halls, and Company owned facilities, where permitted by law.

         The Company began marketing the system beginning in the third quarter of 1998.

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

Name                     Age     Position
-----------------------------------------
George C. Zilba          61      President, Director
John O. Zilba            58      Vice President, Director (resigned April, 1999)
Frank B. Bryan           62      Vice President, Director
Kenneth P. McDougal      66      Director
Andrew Mangino           64      Director

George C. Zilba (age 61) is a Director and President. Mr. Zilba has been employed by the Company since July 1995, when he was elected to the Board of Directors and accepted the position of President. He has also been the President of Noram Ventures since March, 1994. Mr. Zilba received a Bachelor of Arts degree from the University of Dayton, Dayton, Ohio, 1960. Mr. Zilba served in the U.S. Army from 1960 to 1962 and obtained the rank of First Lieutenant. Since 1962, Mr. Zilba has been an independent business man in various family businesses. Over the past thirty years, Mr. Zilba has owned and operated his own management companies that have serviced bingo activities. His companies have assisted over 300 charities and non-profit organizations in developing and operating successful bingo facilities in eight states. With constantly fluctuating state regulations regarding charitable gaming being the rule, Mr. Zilba has distinguished himself as a knowledgeable and successful operator of charitable bingo and gaming facilities evidenced by the many acknowledgments and awards presented to him personally and to his company.

John O. Zilba (age 58) was Vice President and a Director of the Company until April, 1999. He has been employed by the Company since August 1995 and became a Director in February 1996. Mr. Zilba was formerly Director of Operations for the Company. He has extensive background in bingo and related gaming activities. Mr. Zilba has managed gaming facilities in seven states over a thirty year career. Mr. Zilba also has experience in Indian Gaming, having been the management leader in a three-tribe gaming facility in Oklahoma. His management capabilities have been responsible for the success of many operations that had shown poor operating revenues prior to his arrival. Mr. Zilba is the brother of George C. Zilba.

Frank B. Bryan (age 62) is Vice President and Director of the Company. Mr. Bryan has a broad background in business which includes partnership and ownership in several businesses as well as many years in the securities industry with both U.S. and Canadian investment companies. Mr. Bryan attended Upper Canada College and studied business administration at Ryerson Polytechnical University. Prior to joining Noram in October of 1996, Mr. Bryan was President and Director of Castello Casino Corp (1991-1996), a Canadian public company. Mr. Bryan is registered under the Gaming Control Act / Gaming Control Commission, Province of Ontario.

Andrew Mangino (age 64) is a Director of the Company. Mr. Mangino, a native of Pennsylvania, attended University of Youngstown, Ohio, where he majored in Business Administration. Mr. Mangino served with distinction as a U.S. Army Paratrooper prior to his business career. Mr. Mangino's business career has been primarily in gaming sales. He has won many sales and marketing awards during his thirty-one years of sales and continues to operate his own gaming and bingo sales organization in Cincinnati, Ohio. Andy is well known among gaming circles in the U.S. and Canada, and brings to Noram a bright and aggressive attitude coupled with his proven ability to help build a successful corporate marketing program.

Kenneth P. McDougal (age 66) is a Director of the Company. Mr. McDougal has been a Director since August 1995. He has an extensive and diversified background in marketing, sales and management. Mr. McDougal is currently the Marketing and Sales Director of television programming and gaming equipment for Indian Gaming on tribal land throughout the United States. He has been involved in the sales and manufacturing of gaming equipment since 1986.

ITEM 10.          Executive Compensation.

                            Annual Compensation Table

            Name                         Title                 Year            Salary            Other
---------------------------    ------------------------     -----------    -------------     ---------
George C. Zilba                President, Director             1998        $      82,500

John O. Zilba                  Vice President, Director        1998        $      19,385          **

     * Includes $30,000 accrued at December 31, 1998. ** Received 100,000 S-8 shares valued at $35,000.

ITEM 11.         Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as of December 31, 1998, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares and information related to beneficial ownership, by each of the directors and by the officers and directors as a group.

                                       Name and address                     Amount of                     Percent
Title of class                        of beneficial owner              beneficial ownership              of class
--------------            ----------------------------------------     --------------------             ----------
Class A Common            George C. Zilba                                   6,099,000(A)                    37.46%
(Restricted)              6620 Muller Dr.
                          Ottawa Lake, MI 49267-9515

Class A Common            Frank B. Bryan                                               0                     0.00%
                          Five Canton Square
                          Toledo, Ohio 43624

Class A Common            John Zilba                                             100,000                     0.61%
(Restricted)              134 Brightwater Dr., Unit 2
                          Clearwater Beach, FL 34630

Class A Common            Kenneth McDougal                                        15,000                     0.09%
(Restricted)              6 Buttonbush Lane
                          Hilton Head, SC 29926

Class A Common            Andrew Mangino                                          15,000                     0.09%
                          10631 Stargate Lane
                          Cincinnati, OH 45240

Class A Common            All Officers and Directors                           6,229,000                    38.26%
                          as a Group (5 persons)

         (A)      Includes 150,000 options held by George Zilba

ITEM 12.          Certain Relationships and Related Transactions.

During 1999, John Zilba received 100,000 S-8 shares of common stock valued at $35,000.

                                     PART IV

ITEM 13.          Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K.

(a) The following financial statements, financial statement schedules and supplementary data are included:

     F-1  Independent Auditor's Report

         Financial Statements:

     F-2  Consolidated Balance Sheet - December 31, 1998.

     F-3 Consolidated Statements of Operations - Years Ended December 31, 1998 and 1997.

     F-4 Consolidated Statement of Changes in Stockholders' Equity (Deficit) - Years ended December 31, 1998 and 1997.

     F-5 Consolidated Statements of Cash Flows - Years ended December 31, 1998 and 1997.

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

                                            NORAM GAMING AND ENTERTAINMENT, INC.




Date: February 18, 2000                     By:     /S
     ------------------------------             -------
                                             George C. Zilba, President
                                             and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Date: February 18, 2000       By:     /S
     ------------------           -------
                             George C. Zilba, President and Director




Date: February 18, 2000       By:     /S
     ------------------            -------
                             Andrew Mangino, Director



Date: February 18, 2000       By:     /S
     ------------------            -------
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

                                      Smith
                                        &
                                     Company

           A Professional Corporation of Certified Public Accountants

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Noram Gaming and Entertainment, Inc. (A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Noram Gaming and Entertainment, Inc. (a development stage company) and Subsidiary as of December 31, 1998, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 1998, and 1997, and for the period of March 14, 1990 (date of inception) to December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Noram Gaming and Entertainment, Inc. (a development stage company) and Subsidiary as of December 31, 1998, and the results of their operations, changes in stockholders' equity (deficit), and their cash flows for the years ended December 31, 1998, and 1997, and for the period of March 14, 1990 (date of inception) to December 31, 1998 in conformity with generally accepted accounting principles.


                                             /s/ Smith & Company
                                           CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
February 15, 2000


          10 West 100 South, Suite 700o Salt Lake City, Utah 84101-1554
              Telephone: (801) 575-8297o Facsimile: (801) 575-8306
                       E-mail: smith&co@smithandcocpa.com
          Members: American Institute of Certified Public Accountants o
                Utah Association of Certified Public Accountants

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                                                                                                             December 31,
                                                                                                                 1998
                                                                                                          -----------------
ASSETS
       CURRENT ASSETS
         Cash                                                                                             $          15,721
         Receivable from employees                                                                                    5,000
         Prepaid expenses                                                                                            12,845
         Inventory (Note 1)                                                                                         155,139
                                                                                                          -----------------

                                                                                    TOTAL CURRENT ASSETS            188,705

       PROPERTY AND EQUIPMENT (Note 3)                                                                               68,037

       OTHER ASSETS
         Security deposits                                                                                           11,952
         Accounts receivable (Note 4)                                                                                15,271
         Investment in joint venture (Note 5)                                                                             0
                                                                                                          -----------------

                                                                                                          $         283,965
                                                                                                          =================

LIABILITIES & (DEFICIT)
       CURRENT LIABILITIES
         Accounts payable                                                                                 $          81,266
         Bridge loans (Note 6)                                                                                      259,000
         Current portion of long-term debt (Note 8)                                                                  13,509
         Demand loans payable - related parties (Note 7)                                                            309,858
         Accrued expenses                                                                                            75,311
         Accrued expenses - related parties (Note 7)                                                                119,750
                                                                                                          -----------------

                                                                               TOTAL CURRENT LIABILITIES            858,694

       LONG-TERM DEBT (Note 8)                                                                                       70,163
                                                                                                          -----------------

                                                                                       TOTAL LIABILITIES            928,857

Commitments and contingencies (Note 12)                                                                                   0

       STOCKHOLDERS' (DEFICIT) (Note 9)
         Common Stock $.001 par value:
           Authorized - 25,000,000 shares
           Issued and outstanding 16,129,700 shares                                                                  16,130
         Additional paid-in capital                                                                               1,606,773
         (Deficit) accumulated during the development stage                                                      (2,267,795)
                                                                                                          -----------------

                                                                           TOTAL STOCKHOLDERS' (DEFICIT)           (644,892)
                                                                                                          -----------------

                                                                                                          $         283,965
                                                                                                          =================

See Notes to Consolidated Financial Statements.

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                                  3/14/90
                                                                                                                 (Date of
                                                                         Year ended December 31,               inception) to
                                                                       1998                  1997                12/31/98
                                                                ------------------    ------------------    ------------------
Net sales                                                       $          737,420    $          844,722    $        3,189,358
Cost of sales                                                              202,440               197,872               892,720
                                                                ------------------    ------------------    ------------------

                                                  GROSS PROFIT             534,980               646,850             2,296,638

General & administrative expenses                                          911,919             1,689,842             3,991,034
Depreciation & amortization                                                 25,613                31,049               120,404
Interest expense                                                            30,446                20,324               105,738
                                                                ------------------    ------------------    ------------------
                                                                           967,978             1,741,215             4,217,176
                                                                ------------------    ------------------    ------------------

                                         NET LOSS BEFORE OTHER            (432,998)           (1,094,365)           (1,920,538)

Joint venture loss (Note 5)                                               (152,515)                    0              (152,515)
Loss on equipment disposal                                                 (40,138)                    0               (40,138)
Termination of facility lease                                              (80,000)                    0              (154,604)
                                                                ------------------    ------------------    ------------------
                                                                          (272,653)                    0              (347,257)
                                                                ------------------    ------------------    ------------------

                                               NET LOSS BEFORE
                                                  INCOME TAXES            (705,651)           (1,094,365)           (2,267,795)

INCOME TAXES                                                                     0                     0                     0
                                                                ------------------    ------------------    ------------------

                                                      NET LOSS  $         (705,651)   $       (1,094,365)   $       (2,267,795)
                                                                ==================    ==================    ==================

Net loss per weighted average share                             $             (.05)   $             (.08)
                                                                ==================    ==================

Weighted average number of common shares
            used to compute net loss per
            weighted average share                                      15,315,061            13,741,747
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


                                                             (Continued)

See Notes to Consolidated Financial Statements.

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Continued)

                                                                                                                 Deficit
                                                                                                               Accumulated
                                                Common Stock               Additional           Stock            During
                                               Par Value $.001               Paid-in        Subscription       Development
                                       ------------------------------
                                           Shares          Amount            Capital         Receivable           Stage
                                       -------------   --------------   ---------------   ---------------   ---------------
Balances at 12/31/97                      14,184,800   $       14,185   $     1,123,395   $             0   $    (1,562,144)
   Issuance of common stock(S-8)
     for expenses and
     settle liabilities at:
       $.29 per share 1/12/98                 37,500               38            10,662
       $.35 per share 1/16/98                 55,000               55            19,195
       $.34 per share 2/3/98                  31,470               31            10,669
       $.32 per share 2/13/98                 40,000               40            12,760
       $.30 per share 3/20/98                 40,000               40            11,960
       $.15 per share 4/1/98                  71,333               71            10,629
       $.35 per share 4/22/98                100,000              100            34,900
       $.23 per share 4/30/98                 44,584               45            10,655
       $.24 per share 6/1/98                  42,800               43            10,657
       $.31 per share 6/5/98                  25,000               25             7,725
       $.23 per share 7/7/98                  46,930               47            10,653
       $.22 per share 8/12/98                 49,537               50            10,650
       $.25 per share 8/13/98                 25,000               25             6,225
       $.18 per share 8/17/98                 50,000               50             9,050
       $.25 per share 8/26/98                 50,000               50            12,450
       $.17 per share 9/3/98                  62,210               62            10,638
       $.25 per share 10/2/98                 25,000               25             6,225
       $.25 per share 10/29/98                25,000               25             6,225
       $.11 per share 11/12/98                98,736               99            10,762
       $.22 per share 11/12/98               100,000              100            21,900
       $.19 per share 11/19/98                47,000               46             8,766
   Sale of common stock (S-8) at:
       $.25 per share 2/25/98                 62,800               63            15,637
       $.20 per share 4/13/98                100,000              100            20,350
       $.32 per share 4/22/98                100,000              100            31,950
   Sale of common stock (restricted)
     at $.18 per share 6/1/98                215,000              215            38,485
   Issuance of common stock
     (Regulation S) for expenses
     at $.31 per share 4/16/98               400,000              400           123,600
       Net loss for year                                                                                           (705,651)
                                       -------------   --------------   ---------------   ---------------   ---------------

Balances at 12/31/98                      16,129,700   $       16,130   $     1,606,773   $                 $    (2,267,795)
                                       =============   ==============   ===============   ===============   ===============

   *Transaction actually occurred July 10, 1995 but is reflected earlier under the pooling-of-interests method of accounting.

See Notes to Consolidated Financial Statements.

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                             3/14/90
                                                                                                            (Date of
                                                                     Year ended December 31,              Inception) to
                                                                   1998                 1997                12/31/98
                                                            -----------------     -----------------     -----------------
OPERATING ACTIVITIES
   Net loss                                                 $        (705,651)    $      (1,094,365)    $      (2,267,795)
   Adjustments to reconcile net loss to cash provided
     (used) by operating activities:
       Net book value of terminated lease                                   0                     0               154,604
       Book value of disposed assets                                   40,138                     0                40,138
       Joint venture loss non-cash                                    152,515                     0               152,515
       Stock issued for expenses                                      280,023               909,377             1,189,540
       Depreciation and amortization                                   25,613                31,049               133,640
   Changes in assets and liabilities:
       Inventory                                                     (130,177)               (3,407)             (155,139)
       Prepaid expenses                                                (3,686)                1,598               (12,845)
       Accounts receivable                                            (15,271)               (5,000)              (20,271)
       Accounts payable                                                21,734                23,495                72,975
       Accrued expenses                                               142,820               (92,244)              198,353
                                                            -----------------     -----------------     -----------------

                                          NET CASH (USED)
                                  BY OPERATING ACTIVITIES            (191,942)             (229,497)             (514,285)

INVESTING ACTIVITIES
   Purchase of property and equipment                                    (945)              (43,418)             (275,467)
   Security deposits                                                        0                (5,400)              (11,952)
   Investment in joint venture                                              0              (152,515)             (152,515)
                                                            -----------------     -----------------     -----------------

                                          NET CASH (USED)
                                  BY INVESTING ACTIVITIES                (945)             (201,333)             (439,934)

FINANCING ACTIVITIES
   Proceeds from sale of common stock                                  96,200                40,000               324,263
   Loan proceeds                                                      109,267               354,918               679,185
   Loan repayments                                                     (5,844)               (4,181)              (33,508)
                                                            -----------------     -----------------     -----------------

                              NET CASH PROVIDED BY
                                     FINANCING ACTIVITIES             199,623               390,737               969,940
                                                            -----------------     -----------------     -----------------

                           INCREASE (DECREASE) IN CASH
                                     AND CASH EQUIVALENTS               6,736               (40,093)               15,721

Cash and cash equivalents at beginning
   of year                                                              8,985                49,078                     0
                                                            -----------------     -----------------     -----------------

                            CASH AND CASH EQUIVALENTS
                                           AT END OF YEAR   $          15,721     $           8,985     $          15,721
                                                            =================     =================     =================

SUPPLEMENTAL INFORMATION
   Cash paid for interest                                   $           3,678     $             847     $          36,006
                                                            =================     =================     =================

During 1998, 597,900 shares of stock were issued to retire $109,100 of debt.




See Notes to Consolidated Financial Statements.

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998


NOTE 1:           SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
                  Principals of Consolidation
                  The consolidated financial statements for 1998 and 1997 include the accounts of the Company and its wholly owned subsidiary, Noram Ventures, which was incorporated March 4, 1994 under the laws of the State of Florida, and does business under the name of Noram Ventures Holdings, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

                  Business Activity
                  The Company through its subsidiary, Noram Ventures Holdings, Inc. ("Noram Ventures") is currently leasing premises in three locations in Florida to charitable organizations that conduct bingo operations on the premises. The Company receives revenue in the form of rent and also sells concessions, souvenirs, and bingo supplies. The Company also sells bingo equipment.

                  Revenue Recognition
                  Revenue is recognized when premises are rented and products are sold and cash is collected. Accounts receivable are recorded when equipment sales are made.

                  Dividend Policy
                  The Company has not yet adopted any policy regarding payment of dividends.

                  Inventory
                  Inventory consists of equipment for resale and paper products used by the bingo operations and concessions and novelty items and are valued at the lower of cost (first-in, first-out basis) or market.

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

                  Property and equipment are depreciated over their estimated useful lives. Leasehold improvements and acquisition costs are amortized over their estimated useful lives or the lease term, whichever is shorter. Depreciation and amortization are computed using straight-line and accelerated methods over the following estimated useful lives:
                                                                           Years
                   Bingo facility equipment.............................      7
                   Furniture and fixtures...............................    5-7
                   Transportation equipment.............................      5
                   Leasehold improvements and acquisition costs.........   6-12

                  Cash and Cash Equivalents
                  For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

                  Estimates
                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses during the reporting period. Estimates also affect the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates. Such estimates of significant accounting sensitivity are allowance for doubtful accounts and reserves for obsolete inventory.

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

                                December 31, 1998
               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued) Earnings (loss) per share
                  Earnings  (loss) per common share are computed by dividing net
                  earnings   (loss)  by  the  weighted   average  common  shares
                  outstanding during each period.

NOTE 2:           DEVELOPMENT STAGE COMPANY
                  The Company was incorporated under the laws of the State of Nevada on March 14, 1990 as Core Integration, Inc. and has been in the development stage since incorporation. On July 10, 1995, the name was changed to Noram Gaming and Entertainment, Inc. The Company is now engaged in the leasing of facilities to charities that conduct bingo operations and selling bingo equipment.

NOTE 3:           PROPERTY AND EQUIPMENT
                  Property and equipment at December 31, 1998 are summarized as follows:

                                                                                                 Net
                                                                            Accumulated         Book
                                                             Cost          Depreciation         Value
                                                         -------------  ------------------  -------------
                         Bingo facility equipment        $      69,828  $           47,687  $      22,141
                         Furniture and fixtures                  5,062               3,757          1,305
                         Transportation equipment               38,953              33,525          5,428
                         Leasehold improvements and
                           acquisition costs                    82,439              43,276         39,163
                                                         -------------  ------------------  -------------

                                                         $     196,282  $          128,245  $      68,037
                                                         =============  ==================  =============

NOTE 4:           ACCOUNTS RECEIVABLE
                  Accounts receivable at December 31, 1998 is from one customer. The receivable is secured by equipment and was not collected in 1999. Accordingly, the receivable is not shown as a current asset.

NOTE 5:           JOINT VENTURE
                  On September 1, 1997, the Company entered into a joint venture agreement with a Venezuelan company to develop gaming operations in Venezuela. Operations began in 1998, but were unprofitable. The joint venture was discontinued and the Company recorded a loss of $152,515.

NOTE 6:           BRIDGE LOANS
                  At December 31, 1998, the Company had bridge loans as follows:

                  Note payable - company,  interest  at 8% per year,
                  due April 30, 1996, extended without penalty
                    pending equity financing                          $  200,000

                  Note payable - company,  interest  at 8% per year,
                    due June 22, 1996, extended without penalty
                    pending equity financing                              15,000

                  Note payable - individual, interest at 8% per year,
                    due August 18, 1998                                   44,000
                                                                      ----------
                                                                      $  259,000
                                                                      ==========

NOTE 7:           ACCRUED EXPENSES AND LOANS - RELATED PARTIES
                  At December 31, 1998, $119,750 is due to the Company's President for compensation and $107,269 is due to him for advances to the Company. Also, at December 31, 1998, $40,000 is due to an entity owned 50% by the President's sister-in-law who is also the wife of the Company's Vice President. He became Vice President in early 1996. The amount is due for the purchase of various assets from the entity currently being used by the Company. Total cost of the assets purchased was $80,000 which management considered was fair market value in an arms-length transaction. In 1996, the Company issued 10,000 shares of its common stock to each of the two owners of the entity. The stock and $40,000 balance were to have been issued and paid prior to December 31, 1995. The $40,000 was not paid due to cash flow considerations.

                                December 31, 1998
               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)

NOTE 7:           ACCRUED EXPENSES AND LOANS - RELATED PARTIES (continued)
                  The Company has also received short-term loans from shareholders and other individuals, totaling $162,589. The Company is attempting to find the means to satisfy these loans through sale of Company stock or direct issuance of stock in exchange for release from the debt.

NOTE 8:           LONG-TERM DEBT
                  Long-term debt at December 31, 1998 is detailed as follows:

                                                     Interest                  Principal Balance
                                                       Rate              Current              Long-term
                                                                    -----------------    -----------------
                           Ford Motor Company(1)          9.90%     $           3,672    $               0
                           Lease settlement               9.00%                 9,837               70,163
                                                                    -----------------    -----------------
                                                                    $          13,509    $          70,163
                                                                    =================    =================

                  (1)The loan is secured by a van.

                  Scheduled principal reductions of the debt are as follows:
                           1999...............................$      13,509
                           2000...............................       14,189
                           2001...............................       55,974
                                                              -------------
                                                              $      83,672
                                                              =============


NOTE 9:           CAPITALIZATION
                  On the date of incorporation, the Company sold 1,000,000 shares of its Class "A" common stock to Capital General Corporation for $1,000 cash for an average consideration of $.001 per share. The Company's authorized stock includes 25,000,000 shares of Class "A" common stock at $.001 par value.

                  During 1995, the Company issued 10,000,000 shares of its restricted common stock to acquire Noram Ventures (See Note
                  13). Under the pooling-of-interests method of accounting, the stock has been treated as issued January 1, 1994. Also during 1995, the Company sold 1,500,000 shares of Regulation S stock for $.10 per share, raising $150,000. During 1996, the Company issued 140,000 shares of its restricted common stock for services. During 1997, the Company sold 100,000 shares of S-8 stock for $.40 per share, raising $40,000. The Company also issued 1,444,800 shares of S-8 stock for services. During 1998, the Company sold 194,850 shares of S-8 stock and 215,000 shares of restricted stock, raising $96,200. The Company also issued 1,135,050 shares of S-8 stock and 400,000 shares of Regulation S stock for expenses of $280,023 and debt retirement of $109,100.

                  During 1997 and 1998, the Company filed Form S-8 Registration Statements to authorize the issuance of up to 4,150,000 shares of common stock at prevailing market rates, in exchange for services to be performed by employees and consultants. At December 31, 1998, 2,774,700 shares had been issued.

NOTE 10:          INCENTIVE STOCK OPTION PLAN
                  During 1995, the Company established an incentive stock option plan for employees and directors of the Company. The maximum number of shares to be issued under the plan is 1,000,000. The aggregate fair market value (determined at the grant date) of the shares to which options become exercisable for the first time by an optionee during any calendar year shall not exceed $100,000. For 10% shareholders, the option price shall not be less than 110% of the fair market value of the shares on the grant date and the exercise period shall not exceed 5 years from the grant date. The Company also can grant non-qualified stock options. On December 28, 1995, a total of 800,000 options were granted at a price of $1.00 per share to six individuals as follows: 150,000 options were granted to the Company's President, 150,000 to the Secretary, 100,000 to the Vice President, 150,000 to the Company's second largest shareholder, 150,000 to the President of the entity that loaned $215,000 to the Company, and 100,000 options (which were subsequently canceled) were granted to an individual who provides public relations services to the Company.

NOTE 11:          INCOME TAXES
                  No federal income taxes were due for the years ended December 31, 1998 or 1997.

                  At December 31, 1998, the Company has a federal net operating loss carryover of approximately $1,933,000. The federal loss will expire December 31, 2010 through December 31, 2018.

                                December 31, 1998
               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)

NOTE 11:          INCOME TAXES (continued)
                  At December 31, 1998, the Company has a deferred tax asset in the amount of $0. There is a potential asset based on future reduction of income taxes using the net operating loss carryforward. The amount has been reserved 100% due to the Company's losses. Management believes that the Company will realize sufficient income in the future to utilize the net operating loss carryforward. However, since future income can only be estimated, there is not sufficient basis for recognition of any deferred tax asset at this time.

NOTE 12:          COMMITMENTS AND CONTINGENCIES
                  The Company conducts its operations in leased facilities under noncancellable operating leases expiring through 2000. The minimum future rental commitments under operating leases are as follows:

                               Year ending
                              December 31,                   Facilities
                           -----------------              -------------
                                  1999....................$         219,984
                                  2000....................           48,244
                               Thereafter.................                0
                                                          -----------------
                                                          $         268,228
                                                          =================

                  Rental expense for all operating leases was $230,622 and $227,094 for the years ended December 31, 1998 and 1997 respectively.

NOTE 13:          GOING CONCERN
                  The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. At December 31, 1998, the Company has a deficit in working capital of $624,152, a loss from operations for 1998 of $396,998 and an accumulated deficit of $2,151,795.

                  Management feels that expanding its operations to the Internet and a combination of debt financing and sale of common stock will provide sufficient working capital to allow the Company to continue as a going concern.

NOTE 14:          ACQUISITION OF SUBSIDIARY
                  On July 10, 1995, the Company acquired 100% of the outstanding stock of Noram Ventures in a reverse acquisition (which was accounted for similar to a pooling-of-interests). For the year ended December 31, 1998, the Company's loss was $504,061 and the subsidiary's loss was $201,590 for a total net loss of $705,651. For the year ended December 31, 1997, the Company's loss was $939,934 and the subsidiary's loss was $154,431 for a total net loss of $1,094,365. From inception, the Company's net loss is $1,515,812 and the subsidiary's loss from inception is $751,983 for a total accumulated deficit of $2,267,795.

                  Assets of the Company at December 31, 1998 (excluding intercompany items) are $0 and the subsidiary's assets are $283,965 for total consolidated assets of $283,965. Liabilities of the Company at December 31, 1997 are $499,216 and the subsidiary's liabilities (excluding intercompany items) are $429,641 for total consolidated liabilities of $928,857.

NOTE 15:          WARRANTS
                  At December 31, 1998, there are 5,000 warrants outstanding to purchase the Company's common stock at $.75 during the three year period ending August 17, 2001. Under the Black-Sholes Model, these warrants have a value of about $225.

                  Also outstanding are 50,000 warrants to purchase the Company's common stock at $.11 per share during the three year period ending November 10, 2001. Under the Black-Sholes Model, these warrants have a value of about $3,350.

NOTE 16:          SUBSEQUENT EVENTS
                  In 1999, the Company agreed to an $80,000 settlement to terminate a lease. The Company entered into the lease in late 1997 with the intent of operating a bingo hall. Local authorities refused to allow the Company to operate such a facility and the Company was unable to terminate its lease until the settlement was reached.

                  Also, in April 1999, the Company sold one operation, closed the other two locations, and its subsidiary ceased operations.