Form 10QSB
period 1999-03-31
NORAM GAMING & ENTERTAINMENT INC
filed 2000-02-22
CIK 894555

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1999
                                       ---------------

[] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                       to
                                        ----------------------

Commission File Number 33-55254-37
                      ------------

                      NORAM GAMING AND ENTERTAINMENT, INC.
                      ------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

           Nevada                                               87-0485316
-------------------------------                           ------------------
(State or other jurisdiction of                               (IRS Employer
       incorporation )                                   Identification No.)

          FIVE CANTON SQUARE
             TOLEDO, OHIO                                        43624
----------------------------------------                  ----------------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number, including area code: (419) 255-1515
                                               ---------------

Indicate by a check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                            Outstanding as of December 31, 1999
------------------------------------         -----------------------------------
$.001 par value Class A Common Stock               16,379,200 shares

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

BASIS OF PRESENTATION

General

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that can be expected for the year ending December 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1999, the Company had $16,256 cash in the bank. There is no certainty that the Company can meet its current financial commitments.

     The Company is a development stage Company engaged in the leasing of facilities to charities that conduct bingo operations and selling bingo equipment.

     Net loss was $(21,404) for the three months ended March 31, 1999 compared with net loss of $(139,126) for the same period in 1998. The Company was able to reduce its general and administrative expenses substantially in 1999 compared to 1998 which reduced the 1999 loss substantially.

     Net revenue was $159,850 for the three months ended March 31, 1999 compared with $196,673 for the same period in 1998 for a decrease of 19%. The decrease in revenues is attributed to the decision by the Company to place less emphasis on the bingo operations and concentrate on selling bingo equipment. Cost of sales for the three months ended March 31, 1999 were $13,626 compared to $44,858 for the same period in 1998 for a decrease of 70%.

     General and administrative expenses were $160,883 for the three months ended March 31, 1999 compared to $277,414 for the same period in 1998 for a decrease of 42%. Depreciation and amortization expense was $5,188 for the three months ended March 31, 1999 compared to $6,347 for the same period in 1998 for a decrease of 18%. Interest expense for the three months ended March 31, 1999 was $1,557 compared to $7,180 for the same period in 1998 for a decrease of 78%.

     During the three months ended March 31, 1998 the Company issued 135,000 shares of its common stock for services valued at $118,296.

     For the three months ended March 31, 1999 the Company had a net loss of $0 and its subsidiary had a net loss of $(21,404) for a consolidated net loss of $(21,404).

     For the three months ended March 31, 1998 the Company had a net loss of $(123,477) and its subsidiary had a net loss of $(15,649) for consolidated net loss of $(139,126).

     At March 31, 1999 the Company's assets were $0 and the subsidiary's assets were $269,202 for total consolidated assets of $269,202. Liabilities at March 31, 1999 were $499,216 for the Company and $436,282 for the subsidiary for total consolidated liabilities of $935,498.

                           PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

     (a) Exhibits
         27 Financial Data Schedule
         99-1 Financial Statements as of March 31, 1999

     (b) Reports on Form 8-K
         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         NORAM GAMING AND ENTERTAINMENT, INC.



DATED: February 21, 2000                 /s/
                                         George C. Zilba, President and Director

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                                                March 31,         December 31,
                                                                                  1999                1998
                                                                           ------------------  -----------------
ASSETS                                                                         (Unaudited)          (Audited)
   CURRENT ASSETS
     Cash                                                                  $           16,256  $          15,721
     Receivable from employees                                                          5,000              5,000
     Prepaid expenses                                                                   7,445             12,845
     Inventory                                                                        155,829            155,139
                                                                           ------------------  -----------------
                                                     TOTAL CURRENT ASSETS             184,530            188,705

   PROPERTY AND EQUIPMENT                                                              62,849             68,037

   OTHER ASSETS
     Security deposits                                                                  6,552             11,952
     Accounts receivable                                                               15,271             15,271
                                                                           ------------------  -----------------

                                                                           $          269,202  $         283,965
                                                                           ==================  =================

LIABILITIES & (DEFICIT)
   CURRENT LIABILITIES
     Accounts payable                                                      $           32,471  $          81,266
     Bridge loans                                                                     259,000            259,000
     Current portion of long-term debt                                                 63,262             13,509
     Demand loans payable - related parties                                           309,826            309,858
     Accrued expenses                                                                  74,705             75,311
     Accrued expenses - related parties                                               129,500            119,750
                                                                           ------------------  -----------------
                                                TOTAL CURRENT LIABILITIES             868,764            858,694

   LONG-TERM DEBT                                                                      66,734             70,163
                                                                           ------------------  -----------------
                                                        TOTAL LIABILITIES             935,498            928,857

   STOCKHOLDERS' (DEFICIT)
     Common Stock $.001 par value:
       Authorized - 25,000,000 shares
       Issued and outstanding 16,129,700 shares (16,129,700
         in 1998)                                                                      16,130             16,130
     Additional paid-in capital                                                     1,606,773          1,606,773
     Deficit accumulated during the development stage                              (2,289,199)        (2,267,795)
                                                                           ------------------  -----------------
                                              TOTAL STOCKHOLDERS' DEFICIT            (666,296)          (644,892)
                                                                           ------------------  -----------------

                                                                           $          269,202  $         283,965
                                                                           ==================  =================

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                             3/14/90
                                                                              Three months ended            (Date of
                                                                                   March 31,               inception)
                                                                              1999           1998          to 3/31/99
                                                                         -------------  -------------   -----------------
Net Sales                                                                $     159,850  $     196,673   $       3,349,208
Cost of sales                                                                   13,626         44,858             906,346
                                                                         -------------  -------------   -----------------
                                                           GROSS PROFIT        146,224        151,815           2,442,862

General and Administrative expenses                                            160,883        277,414           4,151,917
Depreciation and amortization                                                    5,188          6,347             125,592
Interest expense                                                                 1,557          7,180             107,295
                                                                         -------------  -------------   -----------------
                                                                               167,628        290,941           4,384,804
                                                                         -------------  -------------   -----------------
                                         NET INCOME (LOSS) BEFORE OTHER        (21,404)      (139,126)         (1,941,942)

Termination of facility lease                                                        0              0            (154,604)
Joint venture loss                                                                   0              0            (152,515)
Loss on equipment disposal                                                           0              0             (40,138)
                                                                         -------------  -------------   -----------------
                                                                                     0              0            (347,257)
                                                                         -------------  -------------   -----------------
                                                      NET INCOME (LOSS)
                                                    BEFORE INCOME TAXES        (21,404)      (139,126)         (2,289,199)

INCOME TAX (BENEFIT)                                                                 0              0                   0
                                                                         -------------  -------------   -----------------

                                                      NET INCOME (LOSS)  $     (21,404) $    (139,126)  $      (2,289,199)
                                                                         =============  =============   =================

Net income (loss) per weighted average share                             $        (.00) $        (.01)
                                                                         ============== =============

Weighted average number of common shares used to
   compute net income (loss) per weighted average share                     16,129,700     14,362,357
                                                                         =============  =============

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                                3/14/90
                                                                         Three months ended                    (Date of
                                                                              March 31,                       inception)
                                                                     1999                  1998               to 3/31/99
                                                              ------------------    -----------------     ----------------
OPERATING ACTIVITIES
   Net income (loss)                                          $          (21,404)   $        (139,126)    $     (2,289,199)
   Adjustments to reconcile net income (loss) to cash
     provided (used) by operating activities:
       Net book value of terminated lease                                      0                    0              154,604
       Book value of disposed assets                                           0                    0               40,138
       Joint venture loss non-cash                                             0                    0              152,515
       Stock issued for services and expenses                                  0              118,296            1,189,540
       Depreciation & amortization                                         5,188                6,347              138,828
   Changes in assets and liabilities:
       Inventory                                                            (690)                 177             (155,829)
       Accounts receivable                                                     0                    0              (20,271)
       Prepaid expenses                                                    5,400                 (211)              (7,445)
       Accounts payable                                                  (48,795)             (14,219)              32,471
       Accrued expenses                                                    9,144                6,914              199,206
                                                              ------------------    -----------------     ----------------
                                 NET CASH PROVIDED (USED) BY
                                        OPERATING ACTIVITIES             (51,157)             (21,822)            (565,442)

INVESTING ACTIVITIES
   Purchase of property and equipment                                          0                    0             (275,467)
   Security deposits                                                       5,400                    0               (6,552)
   Investment in joint venture                                                 0                    0             (152,515)
                                                              ------------------    -----------------     ----------------
                                 NET CASH PROVIDED (USED) BY
                                        INVESTING ACTIVITIES               5,400                    0             (434,534)

FINANCING ACTIVITIES
   Proceeds from sale of common stock                                          0                5,000              324,263
   Loan proceeds                                                          48,000               30,459              727,185
   Loan repayments                                                        (1,708)              (1,111)             (35,216)
                                                              ------------------    -----------------     ----------------
                                        NET CASH PROVIDED BY
                                        FINANCING ACTIVITIES              46,292               34,348            1,016,232
                                                              ------------------    -----------------     ----------------

                                            INCREASE IN CASH
                                        AND CASH EQUIVALENTS                 535               12,526               16,256

Cash and cash equivalents at beginning of period                          15,721                8,985                    0
                                                              ------------------    -----------------     ----------------

                                CASH AND CASH EQUIVALENTS AT
                                               END OF PERIOD  $           16,256    $          21,511     $         16,256
                                                              ==================    =================     ================

SUPPLEMENTAL INFORMATION Cash paid for:
     Interest                                                 $            1,557    $             240     $         37,563
                                                              ==================    =================     ================