Form 10QSB
period 1999-06-30
NORAM GAMING & ENTERTAINMENT INC
filed 2000-02-22
CIK 894555

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1999
                                       --------------

[] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                       to
                                        ----------------------

Commission File Number 33-55254-37
                      ------------

                      NORAM GAMING AND ENTERTAINMENT, INC.
                      ------------------------------------
             (Exact name of Registrant as specified in its charter)

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

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

BASIS OF PRESENTATION

General

     The accompanying unaudited financial statements (F-1 through F-3) have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 1999, are not necessarily indicative of the results that can be expected for the year ending December 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1999, the Company had $35,001 cash in the bank. There is no certainty that the Company can meet its current financial commitments.

     The Company is a development stage company engaged in the leasing of facilities to charities that conduct bingo operations and selling bingo equipment.

     Net income was $31,152 for the three months ended June 30, 1999 compared with $23,177 for the same period in 1998.

     Net revenue was $49,804 for the three months ended June 30, 1999 compared with $139,324 for the same period in 1998, for a decrease of 64%. The decrease in revenues is attributed to the decision of the Company to dispose of the bingo operations and concentrate on selling bingo equipment. Cost of sales for the three months ended June 30, 1999 was $24,166 compared to $39,254 for the same period in 1998, for a decrease of 38%.

     General and administrative expenses were $150,686 for the three months ended June 30, 1999 compared to $61,954 for the same period in 1998, for an increase of 143%. Depreciation and amortization expense was $2,564 for the three months ended June 30, 1999 compared to $6,348 for the same period in 1998, for a decrease of 60%. Interest expense for the three months ended June 30, 1999 was $4,442 compared to $8,591 for the same period in 1998, for a decrease of 48%.

     For the three months ended June 30, 1999 the Company had a net loss of $17,325, and its subsidiary had income of $48,477, for consolidated income of $31,152. For the three months ended June 30, 1998 the consolidated net income was $23,177 ($57,117 from the Company and $33,940 loss from the subsidiary).

     At June 30, 1999 the Company's assets were $0, and the subsidiary's assets were $259,674, for total consolidated assets of $259,674. Liabilities at June 30, 1999 were $499,216 for the Company and $372,777 for the subsidiary, for total consolidated liabilities of $871,993.

     Net income was $9,748 for the six months ended June 30, 1999 compared with a loss of $115,949 for the same period in 1998. Included in the net income for the three and six months ended June 30, 1999 is income of $163,206 realized from the sale of one facility and abandonment of two facilities.

     Net revenue was $209,654 for the six months ended June 30, 1999 compared with $335,997 for the same period in 1998, a decrease of 38%. Cost of sales for the six months ended June 30, 1999 were $37,792 compared with $84,112 for the same period in 1998, a decrease of 55%.

     General and administrative expenses were $311,569 for the six months ended June 30, 1999 compared with $339,368 for the same period in 1998, a decrease of 8%. Depreciation and amortization expense was $7,752 for the six months ended June 30, 1999 compared with $12,695 for the same period in 1998, a decrease of 39%. Interest expense for the six months ended June 30, 1999 was $5,999 compared with $15,771 for the same period in 1998, a decrease of 62%.

     For the six months ended June 30, 1999 the Company had a net loss of $17,325 and its subsidiary had income of $27,073, for consolidated net income of $9,748. For the six months ended June 30, 1998 the consolidated net loss was $115,949 ($66,360 from the Company and $49,589 from the subsidiary).

                           PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K.

     (a) Exhibits
                                                                 Page
         99-1 Financial Statements as of June 30, 1999            F-1
         27 Financial Data Schedule

     (b) Reports on Form 8-K
         None


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 NORAM GAMING AND ENTERTAINMENT, INC.



DATED: February 21, 2000         s/ George C. Zilba
                                 George C. Zilba, President and Director

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                                                June 30,          December 31,
                                                                                  1999                1998
                                                                           ------------------  -----------------
ASSETS                                                                         (Unaudited)          (Audited)
   CURRENT ASSETS
     Cash                                                                  $           35,001  $          15,721
     Receivable from employees                                                          5,000              5,000
     Note receivable                                                                   43,346                  0
     Prepaid expenses                                                                       0             12,845
     Inventory                                                                        141,207            155,139
                                                                           ------------------  -----------------
                                                     TOTAL CURRENT ASSETS             224,554            188,705

   PROPERTY AND EQUIPMENT                                                              17,783             68,037

   OTHER ASSETS
     Security deposits                                                                  2,066             11,952
     Accounts receivable                                                               15,271             15,271
                                                                           ------------------  -----------------

                                                                           $          259,674  $         283,965
                                                                           ==================  =================

LIABILITIES & (DEFICIT)
   CURRENT LIABILITIES
     Accounts payable                                                      $           22,172  $          81,266
     Bridge loans                                                                     259,000            259,000
     Current portion of long-term debt                                                 14,304             13,509
     Demand loans payable - related parties                                           298,910            309,858
     Accrued expenses                                                                  73,630             75,311
     Accrued expenses - related parties                                               140,750            119,750
                                                                           ------------------  -----------------
                                                TOTAL CURRENT LIABILITIES             808,766            858,694

   LONG-TERM DEBT                                                                      63,227             70,163
                                                                           ------------------  -----------------
                                                        TOTAL LIABILITIES             871,993            928,857

   STOCKHOLDERS' (DEFICIT)
     Common Stock $.001 par value:
       Authorized - 25,000,000 shares
       Issued and outstanding 16,337,200 shares (16,129,700
         in 1998)                                                                      16,337             16,130
     Additional paid-in capital                                                     1,629,391          1,606,773
     Deficit accumulated during the development stage                              (2,258,047)        (2,267,795)
                                                                           ------------------  -----------------
                                              TOTAL STOCKHOLDERS' DEFICIT            (612,319)          (644,892)
                                                                           ------------------  -----------------

                                                                           $          259,674  $         283,965
                                                                           ==================  =================

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                             3/14/90
                                               Three months ended              Six months ended             (Date of
                                                    June 30,                       June 30,                inception)
                                               1999           1998            1999           1998          to 6/30/99
                                          -------------   -------------  -------------  -------------   -----------------
Net Sales                                 $      49,804   $     139,324  $     209,654  $     335,997   $       3,399,012
Cost of sales                                    24,166          39,254         37,792         84,112             930,512
                                          -------------   -------------  -------------  -------------   -----------------
                            GROSS PROFIT         25,638         100,070        171,862        251,885           2,468,500

General and Administrative expenses             150,686          61,954        311,569        339,368           4,302,603
Depreciation and amortization                     2,564           6,348          7,752         12,695             128,156
Interest expense                                  4,442           8,591          5,999         15,771             111,737
                                          -------------   -------------  -------------  -------------   -----------------
                                                157,692          76,893        325,320        367,834           4,542,496
                                          -------------   -------------  -------------  -------------   -----------------

                              NET INCOME
                     (LOSS) BEFORE OTHER       (132,054)         23,177       (153,458)      (115,949)         (2,073,996)

   Joint venture loss                                 0               0              0              0            (152,515)
   Loss on equipment disposal                   (19,216)              0        (19,216)             0             (59,354)
   Gain on facility sale                        182,422               0        182,422              0             182,422
   Terminations of facility lease                     0               0              0              0            (154,604)
                                          -------------   -------------  -------------  -------------   -----------------
                                                163,206               0        163,206              0            (184,051)

                       NET INCOME (LOSS)
                     BEFORE INCOME TAXES         31,152          23,177          9,748       (115,949)         (2,258,047)

INCOME TAX                                            0               0              0              0                   0
                                          -------------   -------------  -------------  -------------   -----------------

                       NET INCOME (LOSS)  $      31,152   $      23,177  $       9,748  $    (115,949)  $      (2,258,047)
                                          =============   =============  =============  =============   =================

Net income (loss) per weighted
   average share                          $         .00   $         .00  $         .00  $        (.01)
                                          =============   =============  =============  =============

Weighted average number of common
   shares used to compute net income
   (loss) per weighted average share         16,260,949      15,225,768     16,195,326     14,751,116
                                          =============   =============  =============  =============

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                           3/14/90
                                                                     Six months ended                     (Date of
                                                                         June 30,                        inception)
                                                                1999                  1998               to 6/30/99
                                                          -----------------     -----------------    ----------------
OPERATING ACTIVITIES
   Net income (loss)                                      $           9,748     $        (115,949)   $     (2,258,047)
   Adjustments to reconcile net income (loss) to
     cash provided (used) by operating activities:
       Net book value of terminated lease                                 0                     0             154,604
       Book value of disposed assets                                 42,502                     0              82,640
       Joint venture loss non-cash                                        0                     0             152,515
       Stock issued for expenses                                     17,325                56,000           1,206,865
       Depreciation & amortization                                    7,752                12,695             141,392
   Changes in assets and liabilities:
       Accounts receivable                                                0                     0             (20,271)
       Inventory                                                     13,932                (1,199)           (141,207)
       Prepaid expenses                                              12,845                (7,847)                  0
       Accounts payable                                             (59,094)              (18,462)             22,172
       Accrued expenses                                              19,319                11,455             209,381
                                                          -----------------     -----------------    ----------------

                            NET CASH PROVIDED (USED) BY
                                   OPERATING ACTIVITIES              64,329               (63,307)           (449,956)

INVESTING ACTIVITIES
   Purchase of property and equipment                                     0                     0            (275,467)
   Note receivable                                                  (43,346)                    0             (43,346)
   Security deposits                                                  9,886                     0              (2,066)
   Investment in joint venture                                            0                     0            (152,515)
                                                          -----------------     -----------------    ----------------

                                NET CASH USED BY
                                   INVESTING ACTIVITIES             (33,460)                    0            (473,394)

FINANCING ACTIVITIES
   Proceeds from sale of common stock                                 5,500                96,200             329,763
   Loan proceeds                                                     48,000                30,460             727,185
   Loan repayments                                                  (65,089)               (2,251)            (98,597)
                                                          -----------------     -----------------    ----------------

                            NET CASH PROVIDED (USED) BY
                                   FINANCING ACTIVITIES             (11,589)              124,409             958,351
                                                          -----------------     -----------------    ----------------

                            INCREASE (DECREASE) IN CASH
                                   AND CASH EQUIVALENTS              19,280                61,102              35,001

Cash and cash equivalents at beginning of year                       15,721                 8,985                   0
                                                          -----------------     -----------------    ----------------

                           CASH AND CASH EQUIVALENTS AT
                                          END OF PERIOD   $          35,001     $          70,087    $         35,001
                                                          =================     =================    ================

SUPPLEMENTAL INFORMATION Cash paid for:
     Interest                                             $           5,999     $             431    $         42,005
                                                          =================     =================    ================
