Form 10QSB
period 1999-09-30
NORAM GAMING & ENTERTAINMENT INC
filed 2000-02-22
CIK 894555

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1999
                                       -------------------

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

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

BASIS OF PRESENTATION

General

     The accompanying unaudited financial statements (F-1 through F-3) have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 1999, are not necessarily indicative of the results that can be expected for the year ending December 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1999, the Company had $16,752 cash in the bank. There is no certainty that the Company can meet its current financial commitments.

     The Company is a development stage company engaged in the leasing of facilities to charities that conduct bingo operations and selling bingo equipment.

     Net loss was $72,926 for the three months ended September 30, 1999 compared with $23,505 for the same period in 1998.

     Net revenue was $23,704 for the three months ended September 30, 1999 compared with $221,600 for the same period in 1998, for a decrease of 89%. The decrease in revenues is attributed to the decision of the Company to dispose of the bingo operations and concentrate on selling bingo equipment. Cost of sales for the three months ended September 30, 1999 was $29,123 compared to $46,021 for the same period in 1998, for a decrease of 37%.

     General and administrative expenses were $62,560 for the three months ended September 30, 1999 compared to $192,096 for the same period in 1998, for a decrease of 67%. Depreciation and amortization expense was $1,731 for the three months ended September 30, 1999 compared to $6,347 for the same period in 1998, for a decrease of 73%. Interest expense for the three months ended September 30, 1999 was $3,216 compared to $641 for the same period in 1998, for an increase of 402%.

     For the three months ended September 30, 1999 the Company had a net loss of $0, and its subsidiary had net a loss of $72,926, for a consolidated net loss of $72,926. For the three months ended September 30, 1998 the consolidated net loss was $23,505 ($20,850 from the Company and $2,655 from the subsidiary).

     At September 30, 1999 the Company's assets were $0, and the subsidiary's assets were $197,617, for total consolidated assets of $197,617. Liabilities at September 30, 1999 were $499,216 for the Company and $375,246 for the subsidiary, for total consolidated liabilities of $874,462.

     Net loss was $63,178 for the nine months ended September 30, 1999 compared with $139,454 for the same period in 1998. Included in the net loss for the three and nine months ended September 30, 1999 is a loss of $0 and $17,325, respectively, recognized when the Company issued stock for consulting services related to expanding its product lines ($18,750 and $70,550 in 1998).

     Net revenue was $233,358 for the nine months ended September 30, 1999 compared with $557,596 for the same period in 1998, a decrease of 58%. Cost of sales for the nine months ended September 30, 1999 were $66,915 compared with $130,133 for the same period in 1998, a decrease of 49%.

     General and administrative expenses were $374,129 for the nine months ended September 30, 1999 compared with $531,463 for the same period in 1998, a decrease of 30%. Depreciation and amortization expense was $9,483 for the nine months ended September 30, 1999 compared with $19,042 for the same period in 1998, a decrease of 50%. Interest expense for the nine months ended September 30, 1999 was $9,215 compared with $16,412 for the same period in 1998, a decrease of 44%.

     For the nine months ended September 30, 1999 the Company had a net loss of $17,325 and its subsidiary had a net loss of $45,853, for a consolidated net loss of $63,178. For the nine months ended September 30, 1998 the consolidated net loss was $139,454 ($87,210 from the Company and $52,244 from the subsidiary).

                           PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K.

     (a) Exhibits
                                                                     Page
         99-1 Financial Statements as of September 30, 1999           F-1
         27 Financial Data Schedule

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

                                         NORAM GAMING AND ENTERTAINMENT, INC.



DATED: February 21, 2000                 s/ George C. Zilba
                                         George C. Zilba, President and Director

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                                              September 30,       December 31,
                                                                                  1999                1998
                                                                           ------------------  -----------------
ASSETS                                                                         (Unaudited)          (Audited)
   CURRENT ASSETS
     Cash                                                                  $           16,752  $          15,721
     Receivable from employees                                                          5,000              5,000
     Note receivable                                                                   33,070                  0
     Prepaid expenses                                                                       0             12,845
     Inventory                                                                        125,893            155,139
                                                                           ------------------  -----------------
                                                     TOTAL CURRENT ASSETS             180,715            188,705

   PROPERTY AND EQUIPMENT                                                              16,052             68,037

   OTHER ASSETS
     Security deposits                                                                    850             11,952
     Accounts receivable                                                                    0             15,271
                                                                           ------------------  -----------------

                                                                           $          197,617  $         283,965
                                                                           ==================  =================

LIABILITIES & (DEFICIT)
   CURRENT LIABILITIES
     Accounts payable                                                      $           19,339  $          81,266
     Bridge loans                                                                     259,000            259,000
     Current portion of long-term debt                                                 13,875             13,509
     Demand loans payable - related parties                                           297,045            309,858
     Accrued expenses                                                                  73,563             75,311
     Accrued expenses - related parties                                               152,000            119,750
                                                                           ------------------  -----------------
                                                TOTAL CURRENT LIABILITIES             814,822            858,694

   LONG-TERM DEBT                                                                      59,640             70,163
                                                                           ------------------  -----------------
                                                        TOTAL LIABILITIES             874,462            928,857

   STOCKHOLDERS' (DEFICIT)
     Common Stock $.001 par value:
       Authorized - 25,000,000 shares
       Issued and outstanding 16,379,200 shares (16,129,700
         in 1998)                                                                      16,379             16,130
     Additional paid-in capital                                                     1,637,749          1,606,773
     Deficit accumulated during the development stage                              (2,330,973)        (2,267,795)
                                                                           ------------------  -----------------
                                              TOTAL STOCKHOLDERS' DEFICIT            (676,845)          (644,892)
                                                                           ------------------  -----------------

                                                                           $          197,617  $         283,965
                                                                           ==================  =================

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                             3/14/90
                                               Three months ended              Nine months ended            (Date of
                                                  September 30,                  September 30,             inception)
                                               1999           1998            1999           1998          to 9/30/99
                                          -------------   -------------  -------------  -------------   -----------------
Net Sales                                 $      23,704   $     221,600  $     233,358  $     557,596   $       3,422,716
Cost of sales                                    29,123          46,021         66,915        130,133             959,635
                                          -------------   -------------  -------------  -------------   -----------------
                            GROSS PROFIT         (5,419)        175,579        166,443        427,463           2,463,081

General and Administrative expenses              62,560         192,096        374,129        531,463           4,365,163
Depreciation and amortization                     1,731           6,347          9,483         19,042             129,887
Interest expense                                  3,216             641          9,215         16,412             114,953
                                          -------------   -------------  -------------  -------------   -----------------
                                                 67,507         199,084        392,827        566,917           4,610,003
                                          -------------   -------------  -------------  -------------   -----------------

                 NET (LOSS) BEFORE OTHER        (72,926)        (23,505)      (226,384)      (139,454)         (2,146,922)

   Joint venture loss                                 0               0              0              0            (152,515)
   Loss on equipment disposal                         0               0        (19,216)             0             (59,354)
   Gain on facility sale                              0               0        182,422              0             182,422
   Terminations of facility lease                     0               0              0              0            (154,604)
                                          -------------   -------------  -------------  -------------   -----------------
                                                      0               0        163,206              0            (184,051)
                                          -------------   -------------  -------------  -------------   -----------------

                              NET (LOSS)
                     BEFORE INCOME TAXES        (72,926)        (23,505)       (63,178)      (139,454)         (2,330,973)

INCOME TAX                                            0               0              0              0                   0
                                          -------------   -------------  -------------  -------------   -----------------

                              NET (LOSS)  $     (72,926)  $     (23,505) $     (63,178) $    (139,454)  $      (2,330,973)
                                          =============   =============  =============  =============   =================

Net (loss) per weighted
   average share                          $        (.00)  $        (.00) $        (.00) $        (.01)
                                          =============   =============  =============  =============

Weighted average number of common
   shares used to compute net (loss)
   per weighted average share                16,372,200      15,705,223     16,251,506     15,035,700
                                          =============   =============  =============  =============


               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                           3/14/90
                                                                     Nine months ended                    (Date of
                                                                       September 30,                     inception)
                                                                1999                  1998               to 9/30/99
                                                          -----------------     -----------------    ----------------
OPERATING ACTIVITIES
   Net (loss)                                             $         (63,178)    $        (139,454)   $     (2,330,973)
   Adjustments to reconcile net (loss) to cash
     provided (used) by operating activities:
       Net book value of terminated lease                                 0                     0             154,604
       Book value of disposed assets                                 42,502                     0              82,640
       Joint venture loss non-cash                                        0                     0             152,515
       Stock issued for expenses                                     17,325                76,850           1,206,865
       Depreciation & amortization                                    9,483                19,042             143,123
   Changes in assets and liabilities:
       Accounts receivable                                           15,271               (16,581)             (5,000)
       Inventory                                                     29,246              (144,440)           (125,893)
       Prepaid expenses                                              12,845                (7,445)                  0
       Accounts payable                                             (61,927)               32,238              19,339
       Accrued expenses                                              30,502                21,030             220,564
                                                          -----------------     -----------------    ----------------
                            NET CASH PROVIDED (USED) BY
                                   OPERATING ACTIVITIES              32,069              (158,760)           (482,216)

INVESTING ACTIVITIES
   Purchase of property and equipment                                     0                     0            (275,467)
   Note receivable                                                  (33,070)                    0             (33,070)
   Security deposits                                                 11,102                     0                (850)
   Investment in joint venture                                            0                     0            (152,515)
                                                          -----------------     -----------------    ----------------

                                       NET CASH USED BY
                                   INVESTING ACTIVITIES             (21,968)                    0            (461,902)

FINANCING ACTIVITIES
   Proceeds from sale of common stock                                13,900                96,200             338,163
   Loan proceeds                                                     48,000                76,789             727,185
   Loan repayments                                                  (70,970)               (3,430)           (104,478)
                                                          -----------------     -----------------    ----------------

                            NET CASH PROVIDED (USED) BY
                                   FINANCING ACTIVITIES              (9,070)              169,559             960,870
                                                          -----------------     -----------------    ----------------

                            INCREASE (DECREASE) IN CASH
                                   AND CASH EQUIVALENTS               1,031                10,799              16,752

Cash and cash equivalents at beginning of year                       15,721                 8,985                   0
                                                          -----------------     -----------------    ----------------

                           CASH AND CASH EQUIVALENTS AT
                                          END OF PERIOD   $          16,752     $          19,784    $         16,752
                                                          =================     =================    ================

SUPPLEMENTAL INFORMATION Cash paid for:
     Interest                                             $           9,215     $          16,412    $         45,221
                                                          =================     =================    ================
