Form 10KSB
period 1999-12-31
NORAM GAMING & ENTERTAINMENT INC
filed 2000-04-12
CIK 894555

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1999
                                   -----------------

[]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _________ to ____________

         Commission File No.  33-55254-37
                              -----------

                      NORAM GAMING AND ENTERTAINMENT, INC.
             (Exact name of Registrant as specified in its charter)

          NEVADA                                   87-0485316
--------------------------------              -----------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                Identification Number)

FIVE CANTON SQUARE
TOLEDO, OHIO                                       43624
----------------------------------------       -----------
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:   (419) 255-1515
                                                     ---------------

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act: NONE

Check  whether  the issuer  (l) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $234,639

As of April 4, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,696,192 based on 10,601,200 shares at a last sale price of $0.16.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                            Outstanding as of December 31, 1999
------------------------------------       ------------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                 16,379,200  SHARES

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

         The Company maintains a show room in Las Vegas, Nevada on a short-term basis. The rent is about $250 per month plus a share of the utilities.

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

                               High               Low
             Quarter        Sales Price       Sales Price
         -------------     -------------    -------------
         First 1999        $         .16    $          .05
         Second 1999                .375               .13
         Third 1999                .4375               .20
         Fourth 1999                 .22               .07

         First 1998                 0.42              0.18
         Second 1998                0.46              0.14
         Third 1998                 0.32              0.16
         Fourth 1998                0.24              0.07

         The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

ITEM 6.           Management's Discussion and Analysis or Plan of Operation.

         The Company has discontinued the leasing operation of the Florida bingo facilities but is selling bingo equipment and developing other gaming related interests.

         As of December 31, 1999, the Company had cash of $429 compared to cash of $15,721 as of December 31, 1998, a decrease of $15,292 (97%). The decrease is attributed to reducing accounts payable.

         Current assets as of December 31, 1999 were $146,695 compared to $188,705, a decrease of $42,010 (22%). The decrease is due mainly to a decrease in cash and inventory.

         Current liabilities as of December 31, 1999 were $876,228 compared to $858,694, an increase of $17,534 (2%). The increase is mainly attributable to an increase in loans and accrued expenses.

         Stockholders' deficit as of December 31, 1999 was $771,187 compared to $(644,892) for 1998 for an increase of $126,295 (20%). The increase was mainly caused by the net loss for the year.

         Total revenues for the year ended December 31, 1999 were $234,639 compared to $737,420 for 1998, for a decrease of about 68%. The Company is increasing its emphasis on selling gaming equipment rather than on the bingo operations.

         Cost of Sales for the year ended December 31, 1999 were $71,137 compared to $202,440 for 1998.

         General and administrative expenses for the year ended December 31, 1999 were $437,550 compared to $911,919 in 1998. The decrease of $474,369 (52%)
was caused mainly by a reduction in rent and consulting fees.

         Depreciation and amortization expense for the year ended December 31, 1999 was $11,215 compared to $25,613 in 1998. The decrease of $14,398 (56%) is due to fewer facilities being in operation for all of 1999.

         Interest expense for the year ended December 31, 1999 was $35,463 compared to $30,446 in 1998, for an increase of about 16%.

          In order for the Company to fund day to day operations it was necessary to obtain a loan of $200,000 from a Canadian company in 1995. Upon the payment of the loan 60,000 shares of common stock of the Company will be issued. The Company also issued 100,000 warrants entitling the lender to purchase the Company's stock at $2.00 per share anytime prior to August 1, 1998. The loan was due April 30, 1996, but this date has been extended without penalty until the Company is able to pay the obligation. During 1999, the Company received $49,966 in the form of loans and $13,900 from stock sales ($109,267 and $96,200 in 1998).

         Management plans to continue to concentrate on the sale and installation of the Vaprel bingo equipment, continued development of the keno blowers, Internet gaming and the pursuit of other gaming opportunities which will promote Company growth.

Future Plans
         The Company's plans for 2000 are as follows:

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

THESE ARE THE ESTABLISHED GOALS FOR 2000. THE COMPANY INTENDS TO WORK TOWARD THE REALIZATION OF THESE PLANS, BUT THERE CAN BE NO GUARANTEE THAT THE COMPANY'S PLANS OR PROJECTION WILL BE ACHIEVED DURING 2000 OR FUTURE YEARS.

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

Name                  Age      Position
------------------------------------------------------------------------------
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

ITEM 10.          Executive Compensation.

                                             Annual Compensation Table
            Name                         Title                 Year            Salary            Other
---------------------------    ------------------------     -----------    -------------     ---------
George C. Zilba                President, Director             1999        $      75,000*

John O. Zilba                  Former Vice President,
                               Director                        1999        $      10,096

     * Includes $46,500 accrued at December 31, 1999.

ITEM 11.         Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as of December 31, 1999, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares and information related to beneficial ownership, by each of the directors and by the officers and directors as a group.

                                       Name and address                     Amount of                Percent
Title of class                        of beneficial owner              beneficial ownership         of class
--------------            ----------------------------------------     --------------------         ----------
Class A Common            George C. Zilba                                   5,898,000(A)             35.68%
(Restricted)              6620 Muller Dr.
                          Ottawa Lake, MI 49267-9515
Class A Common            Frank B. Bryan                                               0              0.00%
                          Five Canton Square
                          Toledo, Ohio 43624
Class A Common            Kenneth McDougal                                        15,000              0.09%
(Restricted)              6 Buttonbush Lane
                          Hilton Head, SC 29926
Class A Common            Andrew Mangino                                          15,000              0.09%
                          10631 Stargate Lane
                          Cincinnati, OH 45240
Class A Common            All Officers and Directors                           5,928,000             35.86%
                          as a Group (4 persons)

         (A)      Includes 150,000 options held by George Zilba

ITEM 12.          Certain Relationships and Related Transactions.

         None.

                                     PART IV

ITEM 13.          Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K.

(a) The following financial statements, financial statement schedules and supplementary data are included:

         F-1      Independent Auditor's Report

         Financial Statements:

         F-2      Consolidated Balance Sheet - December 31, 1999.

         F-3 Consolidated Statements of Operations - Years Ended December 31, 1999 and 1998.

         F-4 Consolidated Statements of Changes in Stockholders' Equity (Deficit) - Years ended December 31, 1999 and 1998.

         F-5 Consolidated Statements of Cash Flows - Years ended December 31, 1999 and 1998.

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

                              NORAM GAMING AND ENTERTAINMENT, INC.




Date: April 10, 2000         By:      /S
     ---------------            --------
                              George C. Zilba, President and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Date: April 10, 2000         By:      /S
     ---------------            --------
                               George C. Zilba, President and Director




Date: April 10, 2000         By:      /S
     ---------------            --------
                               Andrew Mangino, Director



Date: April 10, 2000         By:      /S
     ---------------            --------
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

                                      Smith
                                        &
                                     Company

           A Professional Corporation of Certified Public Accountants

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Noram Gaming and Entertainment, Inc. (A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Noram Gaming and Entertainment, Inc. (a development stage company) and Subsidiary as of December 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 1999, and 1998, and for the period of March 14, 1990 (date of inception) to December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Noram Gaming and Entertainment, Inc. (a development stage company) and Subsidiary as of December 31, 1999, and the results of their operations, changes in stockholders' equity (deficit), and their cash flows for the years ended December 31, 1999, and 1998, and for the period of March 14, 1990 (date of inception) to December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has an accumulated deficit of $2,425,315 at December 31, 1999. The Company has suffered losses from operations and has a substantial need for working capital. This raises substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.


                                                      /s/ Smith & Company
                                                   CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
April 4, 2000


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

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET


                                                                                                  December 31,
                                                                                                      1999
                                                                                               -----------------
ASSETS
       CURRENT ASSETS
         Cash                                                                                  $             429
         Contract Receivable (Note 4)                                                                     22,429
         Inventory (Note 1)                                                                              123,837
                                                                                               -----------------

                                                                         TOTAL CURRENT ASSETS            146,695

       PROPERTY AND EQUIPMENT (Note 3)                                                                    14,320
                                                                                               -----------------

                                                                                               $         161,015
                                                                                               =================

LIABILITIES & (DEFICIT)
       CURRENT LIABILITIES
         Accounts payable                                                                      $          37,486
         Bridge loans (Note 6)                                                                           259,000
         Current portion of long-term debt (Note 8)                                                       14,189
         Demand loans payable - related parties (Note 7)                                                 302,824
         Accrued expenses                                                                                 96,479
         Accrued expenses - related parties (Note 7)                                                     166,250
                                                                                               -----------------

                                                                    TOTAL CURRENT LIABILITIES            876,228

       LONG-TERM DEBT (Note 8)                                                                            55,974
                                                                                               -----------------

                                                                            TOTAL LIABILITIES            932,202

Commitments and contingencies (Note 12)                                                                        0

       STOCKHOLDERS' (DEFICIT) (Note 9)
         Common Stock $.001 par value:
           Authorized - 25,000,000 shares
           Issued and outstanding 16,379,200 shares                                                       16,379
         Additional paid-in capital                                                                    1,637,749
         (Deficit) accumulated during the development stage                                           (2,425,315)
                                                                                               -----------------

                                                                TOTAL STOCKHOLDERS' (DEFICIT)           (771,187)
                                                                                               -----------------

                                                                                               $         161,015
                                                                                               =================

See Notes to Consolidated Financial Statements.

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                                  3/14/90
                                                                                                                 (Date of
                                                                         Year ended December 31,               inception) to
                                                                       1999                  1998                12/31/99
                                                                ------------------    ------------------    ------------------
Net sales                                                       $          234,639    $          737,420    $        3,423,997
Cost of sales                                                               71,137               202,440               963,857
                                                                ------------------    ------------------    ------------------

                                                  GROSS PROFIT             163,502               534,980             2,460,140

General & administrative expenses                                          437,550               911,919             4,428,584
Depreciation & amortization                                                 11,215                25,613               131,619
Interest expense                                                            35,463                30,446               141,201
                                                                ------------------    ------------------    ------------------
                                                                           484,228               967,978             4,701,404
                                                                ------------------    ------------------    ------------------

                                         NET LOSS BEFORE OTHER            (320,726)             (432,998)           (2,241,264)

Joint venture loss (Note 5)                                                      0              (152,515)             (152,515)
Loss on equipment disposal                                                 (19,216)              (40,138)              (59,354)
Gain on facility sale                                                      182,422                     0               182,422
Termination of facility lease                                                    0               (80,000)             (154,604)
                                                                ------------------    ------------------    ------------------
                                                                           163,206              (272,653)             (184,051)
                                                                ------------------    ------------------    ------------------

                                               NET LOSS BEFORE
                                                  INCOME TAXES            (157,520)             (705,651)           (2,425,315)

INCOME TAXES                                                                     0                     0                     0
                                                                ------------------    ------------------    ------------------

                                                      NET LOSS  $         (157,520)   $         (705,651)   $       (2,425,315)
                                                                ==================    ==================    ==================

Net loss per weighted average share                             $             (.01)   $             (.05)
                                                                ==================    ==================

Weighted average number of common shares
            used to compute net loss per
            weighted average share                                      16,284,762            15,315,061
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


                                   (Continued)

See Notes to Consolidated Financial Statements.

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Continued)

                                                                                                                 Deficit
                                                                                                               Accumulated
                                                Common Stock               Additional           Stock            During
                                               Par Value $.001               Paid-in        Subscription       Development
                                           Shares          Amount            Capital         Receivable           Stage
                                       -------------   --------------   ---------------   ---------------   ---------------
Balances at 12/31/97                      14,184,800   $       14,185   $     1,123,395   $             0   $    (1,562,144)
   Issuance of common stock(S-8)
     for expenses and
     settle liabilities at:
       $.29 per share 1/12/98                 37,500               38            10,662
       $.35 per share 1/16/98                 55,000               55            19,195
       $.34 per share 2/3/98                  31,470               31            10,669
       $.32 per share 2/13/98                 40,000               40            12,760
       $.30 per share 3/20/98                 40,000               40            11,960
       $.15 per share 4/1/98                  71,333               71            10,629
       $.35 per share 4/22/98                100,000              100            34,900
       $.23 per share 4/30/98                 44,584               45            10,655
       $.24 per share 6/1/98                  42,800               43            10,657
       $.31 per share 6/5/98                  25,000               25             7,725
       $.23 per share 7/7/98                  46,930               47            10,653
       $.22 per share 8/12/98                 49,537               50            10,650
       $.25 per share 8/13/98                 25,000               25             6,225
       $.18 per share 8/17/98                 50,000               50             9,050
       $.25 per share 8/26/98                 50,000               50            12,450
       $.17 per share 9/3/98                  62,210               62            10,638
       $.25 per share 10/2/98                 25,000               25             6,225
       $.25 per share 10/29/98                25,000               25             6,225
       $.11 per share 11/12/98                98,736               99            10,762
       $.22 per share 11/12/98               100,000              100            21,900
       $.19 per share 11/19/98                47,000               46             8,766
   Sale of common stock (S-8) at:
       $.25 per share 2/25/98                 62,800               63            15,637
       $.20 per share 4/13/98                100,000              100            20,350
       $.32 per share 4/22/98                100,000              100            31,950
   Sale of common stock (restricted)
     at $.18 per share 6/1/98                215,000              215            38,485
   Issuance of common stock
     (Regulation S) for expenses
     at $.31 per share 4/16/98               400,000              400           123,600
       Net loss for year                                                                                           (705,651)
                                       -------------   --------------   ---------------   ---------------   ---------------

Balances at 12/31/98                      16,129,700           16,130         1,606,773                 0        (2,267,795)
   Issuance of common stock (S-8)
     for expenses at:
       $.11 per share 4/19/99                  7,500                7               818
       $.11 per share 6/21/99                 50,000               50             5,450
   Issuance of common stock
     (restricted) for expenses
     at $.11 per share 4/19/99               100,000              100            10,900
   Sale of common stock (S-8) at
     $.11 per share 4/30/99                   50,000               50             5,450
   Sale of common stock (restricted)
     at $.20 per share 7/14/99                42,000               42             8,358

       Net loss for year                                                                                           (157,520)
                                       -------------   --------------   ---------------   ---------------   ---------------

Balances at 12/31/99                      16,379,200   $       16,379   $     1,637,749   $             0   $    (2,425,315)
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

See Notes to Consolidated Financial Statements.

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                             3/14/90
                                                                                                            (Date of
                                                                     Year ended December 31,              Inception) to
                                                                   1999                 1998                12/31/99
                                                            -----------------     -----------------     -----------------
OPERATING ACTIVITIES
   Net loss                                                 $        (157,520)    $        (705,651)    $      (2,425,315)
   Adjustments to reconcile net loss to cash provided
     (used) by operating activities:
       Net book value of terminated lease                                   0                     0               154,604
       Book value of disposed assets                                   42,502                40,138                82,640
       Joint venture loss non-cash                                          0               152,515               152,515
       Stock issued for expenses                                       17,325               280,023             1,206,865
       Depreciation and amortization                                   11,215                25,613               144,855
   Changes in assets and liabilities:
       Inventory                                                       31,302              (130,177)             (123,837)
       Prepaid expenses                                                12,845                (3,686)                    0
       Accounts receivable                                             20,271               (15,271)                    0
       Accounts payable                                               (43,780)               21,734                32,487
       Accrued expenses                                                67,668               142,820               262,729
                                                            -----------------     -----------------     -----------------

                                 NET CASH PROVIDED (USED)
                                  BY OPERATING ACTIVITIES               1,828              (191,942)             (512,457)

INVESTING ACTIVITIES
   Purchase of property and equipment                                       0                  (945)             (275,467)
   Security deposits                                                   11,952                     0                     0
   Contract receivable                                                (50,000)                    0               (50,000)
   Contract collections                                                27,571                     0                27,571
   Investment in joint venture                                              0                     0              (152,515)
                                                            -----------------     -----------------     -----------------

                                          NET CASH (USED)
                                  BY INVESTING ACTIVITIES             (10,477)                 (945)             (450,411)

FINANCING ACTIVITIES
   Proceeds from sale of common stock                                  13,900                96,200               338,163
   Loan proceeds                                                       49,966               109,267               729,151
   Loan repayments                                                    (70,509)               (5,844)             (104,017)
                                                            -----------------     -----------------     -----------------

                              NET CASH PROVIDED (USED) BY
                                     FINANCING ACTIVITIES              (6,643)              199,623               963,297
                                                            -----------------     -----------------     -----------------

                              INCREASE (DECREASE) IN CASH
                                     AND CASH EQUIVALENTS             (15,292)                6,736                   429

Cash and cash equivalents at beginning
   of year                                                             15,721                 8,985                     0
                                                            -----------------     -----------------     -----------------

                                CASH AND CASH EQUIVALENTS
                                           AT END OF YEAR   $             429     $          15,721     $             429
                                                            =================     =================     =================

SUPPLEMENTAL INFORMATION
   Cash paid for interest                                   $          12,339     $           3,678     $          48,345
                                                            =================     =================     =================

During 1998, 597,900 shares of stock were issued to retire $109,100 of debt.




See Notes to Consolidated Financial Statements.

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999

NOTE 1:           SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
                  Principals of Consolidation
                  The consolidated financial statements for 1999 and 1998 include the accounts of the Company and its wholly owned subsidiary, Noram Ventures, which was incorporated March 4, 1994 under the laws of the State of Florida, and does business under the name of Noram Ventures Holdings, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

                  Business Activity
                  The Company through its subsidiary, Noram Ventures Holdings, Inc. ("Noram Ventures") is currently collecting payments on an installment contract from the sale of a facility. The Company also sells bingo equipment.

                  Revenue Recognition
                  Revenue is recognized when premises are rented and products are sold and cash is collected. Accounts receivable are recorded when equipment sales are made.

                  Dividend Policy
                  The Company has not yet adopted any policy regarding payment of dividends.

                  Inventory
                  Inventory consists of equipment for resale and is valued at the lower of cost (first-in, first-out basis) or market.

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

                  Property and equipment are depreciated over their estimated useful lives. Leasehold improvements and acquisition costs are amortized over their estimated useful lives or the lease term, whichever is shorter. Depreciation and amortization are computed using straight-line and accelerated methods over the following estimated useful lives:
                                                                  Years
                           Bingo facility equipment..........         7
                           Furniture and fixtures............       5-7
                           Transportation equipment..........         5

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

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 1999

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued) Earnings (loss) per share
                  Earnings  (loss) per common share are computed by dividing net
                  earnings   (loss)  by  the  weighted   average  common  shares
                  outstanding during each period.

NOTE 2:           DEVELOPMENT STAGE COMPANY
                  The Company was incorporated under the laws of the State of Nevada on March 14, 1990 as Core Integration, Inc. and has been in the development stage since incorporation. On July 10, 1995, the name was changed to Noram Gaming and Entertainment, Inc. The Company is now engaged in selling bingo equipment.

NOTE 3:           PROPERTY AND EQUIPMENT
                  Property and equipment at December 31, 1999 are summarized as follows:

                                                                                              Net
                                                                         Accumulated         Book
                                                          Cost          Depreciation         Value
                                                      -------------  ------------------  -------------
                         Bingo facility equipment     $      43,165  $           33,035  $      10,130
                         Furniture and fixtures               5,062               4,129            933
                         Transportation equipment            38,953              35,696          3,257
                                                      -------------  ------------------  -------------

                                                      $      87,180  $           72,860  $      14,320
                                                      =============  ==================  =============

NOTE 4:           CONTRACT RECEIVABLE
                  During 1999, the Company sold one of its Florida bingo facilities and closed two others. It is receiving monthly payments of $3,893 which includes interest of about 15%. All payments should be collected by June 30, 2000.

NOTE 5:           JOINT VENTURE
                  On September 1, 1997, the Company entered into a joint venture agreement with a Venezuelan company to develop gaming operations in Venezuela. Operations began in 1998, but were unprofitable. The joint venture was discontinued and the Company recorded a loss of $152,515.

NOTE 6:           BRIDGE LOANS
                  At December 31, 1999, the Company had bridge loans as follows:

                         Note payable - company,  interest  at 8% per year,  due
                           April 30, 1996, extended without penalty
                           pending equity financing                             $       200,000

                         Note payable - company,  interest  at 8% per year,  due
                           June 22, 1996, extended without penalty
                           pending equity financing                                      15,000

                         Note payable - individual, interest at 8% per year,
                           due August 18, 1998                                           44,000
                                                                                ---------------

                                                                                $       259,000
                                                                                ===============

NOTE 7:           ACCRUED EXPENSES AND LOANS - RELATED PARTIES
                  At December 31, 1999, $166,250 is due to the Company's President for compensation and $109,235 is due to him for advances to the Company. Also, at December 31, 1999, $40,000 is due to an entity owned 50% by the President's sister-in-law who is also the wife of the Company's former Vice President. He became Vice President in early 1996. The amount is due for the purchase from that entity of various assets currently being used by the Company. Total cost of the assets purchased was $80,000 which management considered was fair market value in an arms-length transaction. In 1996, the Company issued 10,000 shares of its common stock to each of the two owners of the entity. The stock and $40,000 balance were to have been issued and paid prior to December 31, 1995. The $40,000 was not paid due to cash flow considerations.

                  The Company has also received short-term loans from shareholders and other individuals, totaling $153,589. The Company is attempting to find the means to satisfy these loans through sale of Company stock or direct issuance of stock in exchange for release from the debt.

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 1999

NOTE 8:           LONG-TERM DEBT
                  Long-term debt at December 31, 1999 is detailed as follows:

                                                 Interest                  Principal Balance
                                                   Rate              Current              Long-term
                           Lease settlement           9.00%     $          14,189    $          55,974
                                                                -----------------    -----------------

                                                                $          14,189    $          55,974
                                                                =================    =================

                  Scheduled principal reductions of the debt are as follows:
                           2000...............................$      14,189
                           2001...............................       55,974
                                                              -------------

                                                              $      70,163
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

                  During 1995, the Company issued 10,000,000 shares of its restricted common stock to acquire Noram Ventures (See Note
                  14). Under the pooling-of-interests method of accounting, the stock has been treated as issued January 1, 1994. Also during 1995, the Company sold 1,500,000 shares of Regulation S stock for $.10 per share, raising $150,000. During 1996, the Company issued 140,000 shares of its restricted common stock for services. During 1997, the Company sold 100,000 shares of S-8 stock for $.40 per share, raising $40,000. The Company also issued 1,444,800 shares of S-8 stock for services. During 1998, the Company sold 194,850 shares of S-8 stock and 215,000 shares of restricted stock, raising $96,200. The Company also issued 1,135,050 shares of S-8 stock and 400,000 shares of Regulation S stock for expenses of $280,023 and debt retirement of $109,100.

                  During 1999, the Company sold 50,000 shares of S-8 stock and 42,000 shares of restricted stock, raising $13,900. The Company also issued 57,500 shares of S-8 stock and 100,000 shares of restricted stock for expenses of $17,325.

                  During 1997 and 1998, the Company filed Form S-8 Registration Statements to authorize the issuance of up to 4,150,000 shares of common stock at prevailing market rates, in exchange for services to be performed by employees and consultants. At December 31, 1999, 2,882,200 shares had been issued.

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

NOTE 11:          INCOME TAXES
                  No federal income taxes were due for the years ended December 31, 1999 or 1998.

                  At December 31, 1999, the Company has a federal net operating loss carryover of approximately $2,044,000. The federal loss will expire December 31, 2010 through December 31, 2019.

                  At December 31, 1999, the Company has a deferred tax asset in the amount of $0. There is a potential asset based on future reduction of income taxes using the net operating loss carryforward. The amount has been reserved 100% due to the Company's losses. Management believes that the Company will realize sufficient income in the future to utilize the net operating loss carryforward. However, since future income can only be estimated, there is not sufficient basis for recognition of any deferred tax asset at this time.

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 1999

NOTE 12:          COMMITMENTS AND CONTINGENCIES
                  The Company conducts its operations in leased facilities under a short-term lease through August of 2000. Monthly rent is $250 plus a share of the utilities.

                  Rental expense for all operating leases was $120,165 and $230,622 for the years ended December 31, 1999 and 1998 respectively.

NOTE 13:          GOING CONCERN
                  The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. At December 31, 1999, the Company has a deficit in working capital of $729,533, a loss from operations for 1999 of $320,726 and an accumulated deficit of $2,425,315.

                  Management feels that expanding its operations to the Internet and a combination of debt financing and sale of common stock will provide sufficient working capital to allow the Company to continue as a going concern.

NOTE 14:          ACQUISITION OF SUBSIDIARY
                  On July 10, 1995, the Company acquired 100% of the outstanding stock of Noram Ventures in a reverse acquisition (which was accounted for similar to a pooling-of-interests). For the year ended December 31, 1999, the Company's loss was $40,450 and the subsidiary's loss was $117,070 for a total net loss of $157,520. For the year ended December 31, 1998, the Company's loss was $504,061 and the subsidiary's loss was $201,590 for a total net loss of $705,651. From inception, the Company's net loss is $1,556,262 and the subsidiary's loss from inception is $869,053 for a total accumulated deficit of $2,425,315.

                  Assets of the Company at December 31, 1999 (excluding intercompany items) are $429 and the subsidiary's assets are $160,586 for total consolidated assets of $161,015. Liabilities of the Company at December 31, 1999 are $522,341 and the subsidiary's liabilities (excluding intercompany items) are $409,861 for total consolidated liabilities of $932,202.

NOTE 15:          WARRANTS
                  At December 31, 1999, there are 5,000 warrants outstanding to purchase the Company's common stock at $.75 during the three year period ending August 17, 2001. Under the Black-Sholes Model, these warrants have a value of about $225.