Form 10QSB
period 2000-03-31
NORAM GAMING & ENTERTAINMENT INC
filed 2000-05-11
CIK 894555

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2000
                                       ---------------

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

             Class                             Outstanding as of March 31, 2000
------------------------------------         -----------------------------------
$.001 par value Class A Common Stock               16,379,200 shares

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BASIS OF PRESENTATION

General

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2000, the Company had $10,114 cash in the bank. There is no certainty that the Company can meet its current financial commitments.

     The Company is a development stage Company engaged in selling bingo equipment.

     Net loss was $(51,780) for the three months ended March 31, 2000 compared with net loss of $(21,404) for the same period in 1999. The Company was able to reduce its general and administrative expenses substantially in 2000 compared to 1999.

     Net revenue was $12,696 for the three months ended March 31, 2000 compared with $159,850 for the same period in 1999 for a decrease of 92%. The decrease in revenues is attributed to the decision by the Company to discontinue the bingo operations and concentrate on selling bingo equipment. Cost of sales for the three months ended March 31, 2000 were $7,056 compared to $13,626 for the same period in 1999 for a decrease of 48%.

     General and administrative expenses were $47,554 for the three months ended March 31, 2000 compared to $160,883 for the same period in 1999 for a decrease of 70%. Depreciation and amortization expense was $2,058 for the three months ended March 31, 2000 compared to $5,188 for the same period in 1999 for a decrease of 60%. Interest expense for the three months ended March 31, 2000 was $7,808 compared to $1,557 for the same period in 1999 for an increase of 401%.

     For the three months ended March 31, 2000 the Company had a net loss of $(50,906) and its subsidiary had a net loss of $(874) for a consolidated net loss of $(51,780).

     For the three months ended March 31, 1999 the Company had a net loss of $0 and its subsidiary had a net loss of $(21,404) for consolidated net loss of $(21,404).

     At March 31, 2000 the Company's assets were $138,542 and the subsidiary's assets were $11,585 for total consolidated assets of $150,127. Liabilities at March 31, 2000 were $720,110 for the Company and $252,984 for the subsidiary for total consolidated liabilities of $973,094.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits
         27 Financial Data Schedule
         99-1 Financial Statements as of March 31, 2000

     (b) Reports on Form 8-K
         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NORAM GAMING AND ENTERTAINMENT, INC.



DATED: May 10, 2000                          /s/
                                        George C. Zilba, President and Director

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                                                March 31,         December 31,
                                                                                  2000                1999
                                                                           ------------------  -----------------
ASSETS                                                                         (Unaudited)          (Audited)
   CURRENT ASSETS
     Cash                                                                  $           10,114  $             429
     Contract Receivable                                                               11,410             22,429
     Inventory                                                                        116,341            123,837
                                                                           ------------------  -----------------

                                                     TOTAL CURRENT ASSETS             137,865            146,695

   PROPERTY AND EQUIPMENT                                                              12,262             14,320
                                                                           ------------------  -----------------

                                                                           $          150,127  $         161,015
                                                                           ==================  =================

LIABILITIES & (DEFICIT)
   CURRENT LIABILITIES
     Accounts payable                                                      $           32,851  $          37,486
     Bridge loans                                                                     259,000            259,000
     Current portion of long-term debt                                                 14,511             14,189
     Demand loans payable - related parties                                           333,922            302,824
     Accrued expenses                                                                 102,337             96,479
     Accrued expenses - related parties                                               178,250            166,250
                                                                           ------------------  -----------------

                                                TOTAL CURRENT LIABILITIES             920,871            876,228

   LONG-TERM DEBT                                                                      52,223             55,974
                                                                           ------------------  -----------------

                                                        TOTAL LIABILITIES             973,094            932,202

   STOCKHOLDERS' (DEFICIT)
     Common Stock $.001 par value:
       Authorized - 25,000,000 shares
       Issued and outstanding 16,379,200 shares                                        16,379             16,379
     Additional paid-in capital                                                     1,637,749          1,637,749
     Deficit accumulated during the development stage                              (2,477,095)        (2,425,315)
                                                                           ------------------  -----------------

                                              TOTAL STOCKHOLDERS' DEFICIT            (822,967)          (771,187)
                                                                           ------------------  -----------------

                                                                           $          150,127  $         161,015
                                                                           ==================  =================


               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                             3/14/90
                                                                              Three months ended            (Date of
                                                                                   March 31,               inception)
                                                                              2000           1999          to 3/31/00
                                                                         -------------  -------------   -----------------
Net Sales                                                                $      12,696  $     159,850   $       3,436,693
Cost of sales                                                                    7,056         13,626             970,913
                                                                         -------------  -------------   -----------------

                                                           GROSS PROFIT          5,640        146,224           2,465,780

General and Administrative expenses                                             47,554        160,883           4,476,138
Depreciation and amortization                                                    2,058          5,188             133,677
Interest expense                                                                 7,808          1,557             149,009
                                                                         -------------  -------------   -----------------
                                                                                57,420        167,628           4,758,824
                                                                         -------------  -------------   -----------------

                                         NET INCOME (LOSS) BEFORE OTHER        (51,780)       (21,404)         (2,293,044)

Termination of facility lease                                                        0              0            (154,604)
Joint venture loss                                                                   0              0            (152,515)
Gain on facility sale                                                                0              0             182,422
Loss on equipment disposal                                                           0              0             (59,354)
                                                                         -------------  -------------   -----------------
                                                                                     0              0            (184,051)
                                                                         -------------  -------------   -----------------

                                                      NET INCOME (LOSS)
                                                    BEFORE INCOME TAXES        (51,780)       (21,404)         (2,477,095)

INCOME TAX (BENEFIT)                                                                 0              0                   0
                                                                         -------------  -------------   -----------------

                                                      NET INCOME (LOSS)  $     (51,780) $     (21,404)  $      (2,477,095)
                                                                         =============  =============   =================

Net income (loss) per weighted average share                             $        (.00) $        (.00)
                                                                         =============  =============

Weighted average number of common shares used to
   compute net income (loss) per weighted average share                     16,379,200     16,129,700
                                                                         =============  =============

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                                3/14/90
                                                                         Three months ended                    (Date of
                                                                              March 31,                       inception)
                                                                     2000                  1999               to 3/31/00
                                                              ------------------    -----------------     ----------------
OPERATING ACTIVITIES
   Net income (loss)                                          $          (51,780)   $         (21,404)    $     (2,477,095)
   Adjustments to reconcile net income (loss) to cash
     provided (used) by operating activities:
       Net book value of terminated lease                                      0                    0              154,604
       Book value of disposed assets                                           0                    0               82,640
       Joint venture loss non-cash                                             0                    0              152,515
       Stock issued for services and expenses                                  0                    0            1,206,865
       Depreciation & amortization                                         2,058                5,188              146,913
   Changes in assets and liabilities:
       Inventory                                                           7,496                 (690)            (116,341)
       Accounts receivable                                                     0                    0                    0
       Prepaid expenses                                                        0                5,400                    0
       Accounts payable                                                   (4,635)             (48,795)              27,852
       Accrued expenses                                                   48,956                9,144              280,587
                                                              ------------------    -----------------     ----------------

                                 NET CASH PROVIDED (USED) BY
                                        OPERATING ACTIVITIES               2,095              (51,157)            (541,460)

INVESTING ACTIVITIES
   Purchase of property and equipment                                          0                    0             (275,467)
   Security deposits                                                           0                5,400                    0
   Contract receivable                                                         0                    0              (50,000)
   Contract collections                                                   11,019                    0               38,590
   Investment in joint venture                                                 0                    0             (152,515)
                                                              ------------------    -----------------     ----------------
                                 NET CASH PROVIDED (USED) BY
                                        INVESTING ACTIVITIES              11,019                5,400             (439,392)

FINANCING ACTIVITIES
   Proceeds from sale of common stock                                          0                    0              338,163
   Loan proceeds                                                               0               48,000              760,249
   Loan repayments                                                        (3,429)              (1,708)            (107,446)
                                                              ------------------    -----------------     ----------------
                                 NET CASH PROVIDED (USED) BY
                                        FINANCING ACTIVITIES              (3,429)              46,292              990,966
                                                              ------------------    -----------------     ----------------

                                            INCREASE IN CASH
                                        AND CASH EQUIVALENTS               9,685                  535               10,114

Cash and cash equivalents at beginning of period                             429               15,721                    0
                                                              ------------------    -----------------     ----------------

                                CASH AND CASH EQUIVALENTS AT
                                               END OF PERIOD  $           10,114    $          16,256     $         10,114
                                                              ==================    =================     ================

SUPPLEMENTAL INFORMATION Cash paid for:
     Interest                                                 $            2,027    $           1,557     $         50,372
                                                              ==================    =================     ================