Form 10QSB
period 2000-06-30
NORAM GAMING & ENTERTAINMENT INC
filed 2000-08-21
CIK 894555

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 2000
                                       --------------

[] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                       to
                                        ----------------------   ---------------

Commission File Number 33-55254-37
                      ------------

                      NORAM GAMING AND ENTERTAINMENT, INC.
                      ------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

              Nevada                             87-0485316
--------------------------------            -------------------
(State or other jurisdiction of                (IRS Employer
         incorporation)                     Identification No.)

               FIVE CANTON SQUARE
                  TOLEDO, OHIO                                   43624
------------------------------------------------               ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                        Outstanding as of June 30, 2000
------------------------------------        ---------------------------------
$.001 par value Class A Common Stock              20,137,671 shares

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BASIS OF PRESENTATION

General

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2000, the Company had $599 cash in the bank. There is no certainty that the Company can meet its current financial commitments.

     The Company is a development stage Company engaged in selling bingo equipment.

     Effective April 1, 2000, the Company's subsidiary ceased operations. All assets, liabilities, and operations are those of the Company.

     Net loss was $44,178 for the three months ended June 30, 2000 compared with net income of $31,152 for the same period in 1999. The Company was able to reduce its general and administrative expenses substantially in 2000 compared to 1999. In 1999, the Company sold a facility which generated a gain for the quarter.

     Net revenue was $110 for the three months ended June 30, 2000 compared with $49,804 for the same period in 1999 for a decrease of 99%. The decrease in revenues is attributed to the decision by the Company to discontinue the bingo operations and concentrate on selling bingo equipment. Cost of sales for the three months ended June 30, 2000 were $925 compared to $24,166 for the same period in 1999 for a decrease of 96%.

     General and administrative expenses were $39,829 for the three months ended June 30, 2000 compared to $150,686 for the same period in 1999 for a decrease of 74%. Depreciation and amortization expense was $2,058 for the three months ended June 30, 2000 compared to $2,564 for the same period in 1999 for a decrease of 20%. Interest expense for the three months ended June 30, 2000 was $1,476 compared to $4,442 for the same period in 1999 for a decrease of 67%.

     Net loss was $95,958 for the six months ended June 30, 2000 compared with net income of $9,748 for the same period in 1999. The Company was able to reduce its general and administrative expenses substantially in 2000 compared to 1999. In 1999, the Company sold a facility which generated a gain for the six months.

     Net revenue was $12,806 for the six months ended June 30, 2000 compared with $209,654 for the same period in 1999 for a decrease of 94%. The decrease in revenues is attributed to the decision by the Company to discontinue the bingo operations and concentrate on selling bingo equipment. Cost of sales for the six months ended June 30, 2000 were $7,981 compared to $37,792 for the same period in 1999 for a decrease of 79%.

     General and administrative expenses were $87,383 for the six months ended June 30, 2000 compared to $311,569 for the same period in 1999 for a decrease of 72%. Depreciation and amortization expense was $4,116 for the six months ended June 30, 2000 compared to $7,752 for the same period in 1999 for a decrease of 47%. Interest expense for the six months ended June 30, 2000 was $9,284 compared to $5,999 for the same period in 1999 for an increase of 55%.

     During the quarter ended June 30, 2000, the President's son, who is not an officer or director, agreed to assume liabilities of $432,222 in exchange for 3,758,471 shares of the Company's common stock. The son intends to use the stock to retire his obligations to the previous creditors.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits
         27 Financial Data Schedule
         99-1 Financial Statements as of June 30, 2000

     (b) Reports on Form 8-K
         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NORAM GAMING AND ENTERTAINMENT, INC.


DATED: August 21, 2000                  /s/ George C. Zilba
      ----------------                  ---------------------------------------
                                        George C. Zilba, President and Director

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                                                June 30,          December 31,
                                                                                  2000                1999
                                                                           ------------------  -----------------
ASSETS                                                                         (Unaudited)          (Audited)
   CURRENT ASSETS
     Cash                                                                  $              599  $             429
     Contract Receivable                                                                    0             22,429
     Loan receivable - officer                                                         10,956                  0
     Inventory                                                                        116,341            123,837
                                                                           ------------------  -----------------

                                                     TOTAL CURRENT ASSETS             127,896            146,695

   PROPERTY AND EQUIPMENT                                                              10,204             14,320
                                                                           ------------------  -----------------

                                                                           $          138,100  $         161,015
                                                                           ==================  =================

LIABILITIES & (DEFICIT)
   CURRENT LIABILITIES
     Accounts payable                                                      $            5,199  $          37,486
     Bridge loans                                                                     215,000            259,000
     Current portion of long-term debt                                                 14,840             14,189
     Demand loans payable - related parties                                            54,855            302,824
     Accrued expenses                                                                 101,493             96,479
     Accrued expenses - related parties                                               133,250            166,250
                                                                           ------------------  -----------------

                                                TOTAL CURRENT LIABILITIES             524,637            876,228

   LONG-TERM DEBT                                                                      48,387             55,974
                                                                           ------------------  -----------------

                                                        TOTAL LIABILITIES             573,024            932,202

   STOCKHOLDERS' (DEFICIT)
     Common Stock $.001 par value:
       Authorized - 25,000,000 shares
       Issued and outstanding 20,137,671 shares
         (16,379,200 in 1999)                                                          20,138             16,379
     Additional paid-in capital                                                     2,066,211          1,637,749
     Deficit accumulated during the development stage                              (2,521,273)        (2,425,315)
                                                                           ------------------  -----------------

                                              TOTAL STOCKHOLDERS' DEFICIT            (434,924)          (771,187)
                                                                           ------------------  -----------------

                                                                           $          138,100  $         161,015
                                                                           ==================  =================


               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                                3/14/90
                                                     Three Months Ended             Six Months Ended           (Date of
                                                          June 30,                      June 30,              inception)
                                                   2000            1999           2000           1999         to 6/30/00
                                               -------------  -------------  -------------   -------------  -------------
Net Sales                                      $         110  $      49,804  $      12,806   $     209,654  $   3,436,803
Cost of sales                                            925         24,166          7,981          37,792        971,838
                                               -------------  -------------  -------------   -------------  -------------

                                GROSS PROFIT            (815)        25,638          4,825         171,862      2,464,965

General and Administrative expenses                   39,829        150,686         87,383         311,569      4,515,967
Depreciation and amortization                          2,058          2,564          4,116           7,752        135,735
Interest expense                                       1,476          4,442          9,284           5,999        150,485
                                               -------------  -------------  -------------   -------------  -------------
                                                      43,363        157,692        100,783         325,320      4,802,187
                                               -------------  -------------  -------------   -------------  -------------

              NET INCOME (LOSS) BEFORE OTHER         (44,178)      (132,054)       (95,958)       (153,458)    (2,337,222)

Termination of facility lease                              0              0              0               0       (154,604)
Joint venture loss                                         0              0              0               0       (152,515)
Gain on facility sale                                      0        182,422              0         182,422        182,422
Loss on equipment disposal                                 0        (19,216)             0         (19,216)       (59,354)
                                               -------------  -------------  -------------   -------------  -------------
                                                           0        163,206              0         163,206       (184,051)
                                               -------------  -------------  -------------   -------------  -------------

                           NET INCOME (LOSS)
                         BEFORE INCOME TAXES         (44,178)        31,152        (95,958)          9,748     (2,521,273)

INCOME TAX (BENEFIT)                                       0              0              0               0              0
                                               -------------  -------------  -------------   -------------  -------------

                           NET INCOME (LOSS)   $     (44,178) $      31,152  $     (95,958)  $       9,748  $  (2,521,273)
                                               =============  =============  =============   =============  =============

Net income (loss) per weighted
   average share                               $        (.00) $         .00  $        (.01)  $         .00
                                               =============  =============  =============   =============

Weighted average number of common
   shares used to compute net income
   (loss) per weighted average share              17,246,539     16,260,949     16,812,870      16,195,326
                                               =============  =============  =============   =============


               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                                3/14/90
                                                                          Six Months Ended                     (Date of
                                                                              June 30,                        inception)
                                                                     2000                  1999               to 6/30/00
                                                              ------------------    -----------------     ----------------
OPERATING ACTIVITIES
   Net income (loss)                                          $          (95,958)   $           9,748     $     (2,521,273)
   Adjustments to reconcile net income (loss) to cash
     provided (used) by operating activities:
       Net book value of terminated lease                                      0                    0              154,604
       Book value of disposed assets                                           0               42,502               82,640
       Joint venture loss non-cash                                             0                    0              152,515
       Stock issued for services and expenses                                  0               17,325            1,206,865
       Depreciation & amortization                                         4,116                7,752              148,971
   Changes in assets and liabilities:
       Inventory                                                           7,496               13,932             (116,341)
       Accounts receivable                                               (10,956)                   0              (10,956)
       Prepaid expenses                                                        0               12,845                    0
       Accounts payable                                                    3,512              (59,094)               5,199
       Accrued expenses                                                   76,467               19,319              338,898
                                                              ------------------    -----------------     ----------------

                                 NET CASH PROVIDED (USED) BY
                                        OPERATING ACTIVITIES             (15,323)              64,329             (558,878)

INVESTING ACTIVITIES
   Purchase of property and equipment                                          0                    0             (275,467)
   Security deposits                                                           0                9,886                    0
   Contract receivable                                                         0              (43,346)             (50,000)
   Contract collections                                                   22,429                    0               50,000
   Investment in joint venture                                                 0                    0             (152,515)
                                                              ------------------    -----------------     ----------------
                                 NET CASH PROVIDED (USED) BY
                                        INVESTING ACTIVITIES              22,429              (33,460)            (427,982)

FINANCING ACTIVITIES
   Proceeds from sale of common stock                                          0                5,500              338,163
   Loan proceeds                                                               0               48,000              760,249
   Loan repayments                                                        (6,936)             (65,089)            (110,953)
                                                              ------------------    -----------------     ----------------
                                 NET CASH PROVIDED (USED) BY
                                        FINANCING ACTIVITIES              (6,936)             (11,589)             987,459
                                                              ------------------    -----------------     ----------------

                                            INCREASE IN CASH
                                        AND CASH EQUIVALENTS                 170               19,280                  599

Cash and cash equivalents at beginning of period                             429               15,721                    0
                                                              ------------------    -----------------     ----------------

                                CASH AND CASH EQUIVALENTS AT
                                               END OF PERIOD  $              599    $          35,001     $            599
                                                              ==================    =================     ================

SUPPLEMENTAL INFORMATION Cash paid for:
     Interest                                                 $            9,284    $           5,999     $         51,848
                                                              ==================    =================     ================
