Form 10QSB
period 2000-09-30
NORAM GAMING & ENTERTAINMENT INC
filed 2000-11-07
CIK 894555

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2000
                                       -------------------

[] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                       to
                                        ----------------------   ---------------

Commission File Number 33-55254-37
                      ------------

                      NORAM GAMING AND ENTERTAINMENT, INC.
                      ------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

          Nevada                                            87-0485316
-------------------------------                      --------------------------
(State or other jurisdiction of                              (IRS Employer
       incorporation )                                   Identification No.)

          2315 NW 107th Ave.
          Unit 1M22 Mail #83
            Miami, Florida                                 33172
----------------------------------------            ----------------
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number, including area code: (305) 402-2085
                                               ---------------

    Five Canton Square
    Toledo, Ohio 43624                                (419) 255-1515
----------------------                          --------------------------
     (Former Address)                            (Former Telephone Number)

Indicate by a check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                      Outstanding as of September 30, 2000
 -------------------------------------      ------------------------------------
 $.001 par value Class A Common Stock               20,137,671 shares

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

BASIS OF PRESENTATION

General

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                                              September 30,       December 31,
                                                                                  2000                1999
                                                                           ------------------  -----------------
ASSETS                                                                         (Unaudited)          (Audited)
   CURRENT ASSETS
     Cash                                                                  $              480  $             429
     Contract Receivable                                                                    0             22,429
     Loan receivable - officer                                                          3,886                  0
     Inventory                                                                        176,341            123,837
                                                                           ------------------  -----------------

                                                     TOTAL CURRENT ASSETS             180,707            146,695

   PROPERTY AND EQUIPMENT                                                               8,146             14,320
                                                                           ------------------  -----------------

                                                                           $          188,853  $         161,015
                                                                           ==================  =================

LIABILITIES & (DEFICIT)
   CURRENT LIABILITIES
     Accounts payable                                                      $           67,083  $          37,486
     Bridge loans                                                                     215,000            259,000
     Current portion of long-term debt                                                 11,254             14,189
     Demand loans payable - related parties                                            54,855            302,824
     Accrued expenses                                                                 101,345             96,479
     Accrued expenses - related parties                                               152,750            166,250
                                                                           ------------------  -----------------

                                                TOTAL CURRENT LIABILITIES             602,287            876,228

   LONG-TERM DEBT                                                                      48,387             55,974
                                                                           ------------------  -----------------
                                                        TOTAL LIABILITIES             650,674            932,202

   STOCKHOLDERS' (DEFICIT)
     Common Stock $.001 par value:
       Authorized - 25,000,000 shares
       Issued and outstanding 20,137,671 shares
         (16,379,200 in 1999)                                                          20,138             16,379
     Additional paid-in capital                                                     2,066,211          1,637,749
     Deficit accumulated during the development stage                              (2,548,170)        (2,425,315)
                                                                           ------------------  -----------------

                                            TOTAL STOCKHOLDERS' (DEFICIT)            (461,821)          (771,187)
                                                                           ------------------  -----------------

                                                                           $          188,853  $         161,015
                                                                           ==================  =================



See Notes to Consolidated Financial Statements.

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                3/14/90
                                                     Three Months Ended             Nine Months Ended          (Date of
                                                        September 30,                 September 30,           inception)
                                                   2000            1999           2000           1999         to 9/30/00
                                               -------------  -------------  -------------   -------------  -------------
Net Sales                                      $         800  $      23,704  $      13,606   $     233,358  $   3,437,603
Cost of sales                                              0         29,123          7,981          66,915        971,838
                                               -------------  -------------  -------------   -------------  -------------

                                GROSS PROFIT             800         (5,419)         5,625         166,443      2,465,765

General and Administrative expenses                   24,244         62,560        111,627         374,129      4,540,211
Depreciation and amortization                          2,058          1,731          6,174           9,483        137,793
Interest expense                                       1,395          3,216         10,679           9,215        151,880
                                               -------------  -------------  -------------   -------------  -------------
                                                      27,697         67,507        128,480         392,827      4,829,884
                                               -------------  -------------  -------------   -------------  -------------

              NET INCOME (LOSS) BEFORE OTHER         (26,897)       (72,926)      (122,855)       (226,384)    (2,364,119)

Termination of facility lease                              0              0              0               0       (154,604)
Joint venture loss                                         0              0              0               0       (152,515)
Gain on facility sale                                      0              0              0         182,422        182,422
Loss on equipment disposal                                 0              0              0         (19,216)       (59,354)
                                               -------------  -------------  -------------   -------------  -------------
                                                           0              0              0         163,206       (184,051)
                                               -------------  -------------  -------------   -------------  -------------

                           NET INCOME (LOSS)
                         BEFORE INCOME TAXES         (26,897)       (72,926)      (122,855)        (63,178)    (2,548,170)

INCOME TAX (BENEFIT)                                       0              0              0               0              0
                                               -------------  -------------  -------------   -------------  -------------

                           NET INCOME (LOSS)   $     (26,897) $     (72,926) $    (122,855)  $     (63,178) $  (2,548,170)
                                               =============  =============  =============   =============  =============

Basic and diluted
Net income (loss) per weighted
   average share                               $        (.00) $        (.00) $        (.01)  $        (.00)
                                               =============  =============  =============   =============

Weighted average number of common
   shares used to compute net income
   (loss) per weighted average share              20,137,671     16,372,200     17,929,226      16,251,506
                                               =============  =============  =============   =============



See Notes to Consolidated Financial Statements.

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                                3/14/90
                                                                          Nine Months Ended                    (Date of
                                                                            September 30,                     inception)
                                                                     2000                  1999               to 9/30/00
                                                              ------------------    -----------------     ----------------
OPERATING ACTIVITIES
   Net income (loss)                                          $         (122,855)   $         (63,178)    $     (2,548,170)
   Adjustments to reconcile net income (loss) to cash
     provided (used) by operating activities:
       Net book value of terminated lease                                      0                    0              154,604
       Book value of disposed assets                                           0               42,502               82,640
       Joint venture loss non-cash                                             0                    0              152,515
       Stock issued for services and expenses                                  0               17,325            1,206,865
       Depreciation & amortization                                         6,174                9,483              151,029
   Changes in assets and liabilities:
       Inventory                                                         (52,504)              15,271             (176,341)
       Accounts receivable                                                (3,886)              29,246               (3,886)
       Prepaid expenses                                                        0               12,845                    0
       Accounts payable                                                   65,396              (61,927)              67,083
       Accrued expenses                                                   95,819               30,502              358,070
                                                              ------------------    -----------------     ----------------

                                 NET CASH PROVIDED (USED) BY
                                        OPERATING ACTIVITIES             (11,856)              32,069             (555,591)

INVESTING ACTIVITIES
   Purchase of property and equipment                                          0                    0             (275,467)
   Security deposits                                                           0               11,102                    0
   Contract receivable                                                         0              (50,000)             (50,000)
   Contract collections                                                   22,429               16,930               50,000
   Investment in joint venture                                                 0                    0             (152,515)
                                                              ------------------    -----------------     ----------------
                                 NET CASH PROVIDED (USED) BY
                                        INVESTING ACTIVITIES              22,429              (21,968)            (427,982)

FINANCING ACTIVITIES
   Proceeds from sale of common stock                                          0               13,900              338,163
   Loan proceeds                                                               0               48,000              760,429
   Loan repayments                                                       (10,522)             (70,970)            (114,539)
                                                              ------------------    -----------------     ----------------
                                 NET CASH PROVIDED (USED) BY
                                        FINANCING ACTIVITIES             (10,522)              (9,070)             984,053
                                                              ------------------    -----------------     ----------------

                                            INCREASE IN CASH
                                        AND CASH EQUIVALENTS                  51                1,031                  480

Cash and cash equivalents at beginning of period                             429               15,721                    0
                                                              ------------------    -----------------     ----------------

                                CASH AND CASH EQUIVALENTS AT
                                               END OF PERIOD  $              480    $          16,752     $            480
                                                              ==================    =================     ================

SUPPLEMENTAL INFORMATION Cash paid for:
     Interest                                                 $            4,898    $           9,215     $         47,462
                                                              ==================    =================     ================




See Notes to Consolidated Financial Statements.

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000


NOTE 1:       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

              Basis of Presentation

              The accompanying financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted auditing principles for complete financial statements. The unaudited financial statements should, therefore, be read in conjunction with the financial statements and notes thereto in the Report on Form 10KSB for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year.

              Accounting Methods

              The Company recognizes income and expenses based on the accrual method of accounting.

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

NOTE 2.       GOING CONCERN

              The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. At September 30, 2000, the Company had a deficit in working capital of $421,580, a loss from operations for 2000 of $122,855 and an accumulated deficit of $2,548,170.

              Management feels that expanding its operations to the Internet and a combination of debt financing and sale of common stock will provide sufficient working capital to allow the Company to continue as a going concern. The Company also feels that the installation of slot machines in the El Salvador International Airport will soon provide working capital.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

              As of September 30, 2000, the Company had $480 cash in the bank. There is no certainty that the Company can meet its current financial commitments.

              The Company is a development stage company engaged in the gaming industry.

              Effective   April  1,  2000,  the  Company's   subsidiary   ceased
operations.

              Net loss was $26,897 for the three months ended September 30, 2000 compared with net loss of $72,926 for the same period in 1999. The Company was able to reduce its general and administrative expenses substantially in 2000 compared to 1999.

              Net revenue was $800 for the three months ended September 30, 2000 compared with $23,704 for the same period in 1999 for a decrease of 97%. The decrease in revenues is attributed to the decision by the Company to discontinue the bingo operations and concentrate on other areas in the gaming industry. Cost of sales for the three months ended September 30, 2000 were $0 compared to $29,123 for the same period in 1999 for a decrease of 100%.

              General and administrative expenses were $24,244 for the three months ended September 30, 2000 compared to $62,560 for the same period in 1999 for a decrease of 61%. Depreciation and amortization expense was $2,058 for the three months ended September 30, 2000 compared to $1,731 for the same period in 1999 for an increase of 19%. Interest expense for the three months ended September 30, 2000 was $1,395 compared to $3,216 for the same period in 1999 for a decrease of 57%.

              Net loss was $122,855 for the nine months ended September 30, 2000 compared with net loss of $63,178 for the same period in 1999. The Company was able to reduce its general and administrative expenses substantially in 2000 compared to 1999. In 1999, the Company sold a facility which reduced the loss for the nine months.

              Net revenue was $13,606 for the nine months ended September 30, 2000 compared with $233,358 for the same period in 1999 for a decrease of 94%. The decrease in revenues is attributed to the decision by the Company to discontinue the bingo operations and concentrate on other areas in the gaming industry. Cost of sales for the nine months ended September 30, 2000 were $7,981 compared to $66,915 for the same period in 1999 for a decrease of 88%.

              General and administrative expenses were $111,627 for the nine months ended September 30, 2000 compared to $374,129 for the same period in 1999 for a decrease of 70%. Depreciation and amortization expense was $6,174 for the nine months ended September 30, 2000 compared to $9,483 for the same period in 1999 for a decrease of 35%. Interest expense for the nine months ended September 30, 2000 was $10,679 compared to $9,215 for the same period in 1999 for an increase of 16%.

              During the nine months ended September 30, 2000, the President's son, who is not an officer or director, agreed to assume liabilities of $432,222 in exchange for 3,758,471 shares of the Company's common stock. The son intends to use the stock to retire his obligations to the previous creditors.

                           PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits
                  Press Releases
                  27 Financial Data Schedule

              (b) Reports on Form 8-K
                  None

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NORAM GAMING AND ENTERTAINMENT, INC.


DATED:        November 7, 2000     /s/ Julius Csurgo
      ------------------------    -------------------------------------------
                                  Julius Csurgo, CEO, President, and Director

                                                       Exhibits - Press Releases

Monday October 2, 1:30 pm Eastern Time

Press Release

NorAm Gaming & Entertainment Appoints Senator Ronald Silver to
Advisory Board

MIAMI--(BUSINESS WIRE)--Oct. 2, 2000--NorAm Gaming and Entertainment Co., (OTCBB:NORE - news), announced today the appointment of Florida State Senator, Ron Silver to the Company's newly formed Board of Advisors.

Senator Silver's legislative career began with his election to the Florida House of Representatives in 1978, where he served continuously until his election to the Florida Senate in 1992. Senator Silver was re-elected unopposed to the Florida Senate in 1998. Both as a member of the Florida House of Representatives and the Florida Senate, Senator Silver has compiled a record of distinguished service to the people of Florida.

During his tenure in the Florida Legislature, Senator Silver has been the recipient of many awards and has held numerous positions of esteem in both the House of Representatives and the Senate. Since 1994, he served as Senate Democratic Leader, Chairman of the Senate Criminal Justice Committee, Chairman of the Budget-Subcommittee on Health and Human Services, Vice Chair of Governmental Oversight and Productivity, Criminal Justice, Judiciary and Joint Committee on Legislative Auditing.

The Honors bestowed upon Senator Silver include: The Governor's Peace at Home Award; Legislator of the Year, 1999, by the Governor's Domestic Violence Task Force; The Florida Coalition on Aging, Advocacy Award; Outstanding Senate Member Award by The Academy of Florida Trial Lawyers; and the 1996 Legislative Award by the Florida Sheriff's Association.

NorAm, CEO, Julius C. Csurgo, made the following comments regarding Senator Silver's appointment to the Advisory Board; "Senator Silver brings to NorAm a tremendous amount of political and governmental knowledge that will help the Company deal with issues it will face in the jurisdictions the Company will operate in the gaming sectors. As NorAm's new CEO the addition of Senator Silver and his experience will be well drawn upon by me as we move NorAm ahead. Ron is truly a man of many talents and experience and I, along with the rest of the management team at NorAm, look forward to a long and productive relationship with him."

Source: NorAm Gaming and Entertainment Co.

Contact:

     Joyce Research Group: 561/361-9277
     or
     NorAm Gaming and Entertainment Co.
     Julius C. Csurgo, 305/402-2085

Wednesday September 20, 2:04 pm Eastern Time

Press Release

SOURCE: NorAm Gaming and Entertainment Inc.

NorAm Gaming & Entertainment Inc. Announces Corporate and
Operations Update

MIAMI, Sept. 20 /PRNewswire/ -- As a result of the recent major changes in NorAm Gaming and Entertainment's (OTC Bulletin Board: NORE - news) Management and Board of Directors, NorAm is providing this update to its Shareholders and potential investors as a means of providing a more in-depth analysis of its current projects, revenue potential and funding options.

NorAm's Chairman, George Zilba, made the following statement regarding the overall direction of the company: "The last few months have marked a definitive shift towards taking the Company in a positive direction of revenue generation and profitability. We will continue to restructure our Management Team, with the objective of building the Company around top talented people in all areas of business that will bring value to NorAm and its Shareholders."

NorAm's new CEO, Julius Csurgo, referenced the current projects as follows: "I am extremely excited about the prospects for NorAm and the projects we are working on -- the potential they present should benefit the company greatly.

"The El Salvador contract is expected to close the first week in October. We are presently finishing a private placement for capital to purchase the 200 machines required for the Airport slot machine contract. These machines are expected to be fully operational by the end of October and conservatively should be generating about $30.00 US per day/per machine. We expect to generate around $50,000.00 per month, after operational expenses.

"The Grande Resorts acquisition is now in the last aspects of the Company's due diligence, with most legal documents being prepared to close this transaction by October 15. This acquisition will result in a significant income stream generating approximately $1.2 million of net revenue per year to the Company. Due to Confidentiality Agreements signed by the parties, NorAm cannot reveal specific details concerning the transaction; however, we can say that the acquisition will bring a significant interest in 6 operating casinos in the region and should provide the Company a solid base to build from."

Mr. Csurgo outlined the restructuring of the Company into these distinct operating divisions along with specific management for each division: "The
Company's interests will be comprised of Gaming, Internet Projects and Real Estate acquisition. The Real Estate division will focus predominantly in resort areas with an eye on casino facilities or obtain management contracts, with a view toward re-branding the facilities under its Grande Resorts theme."

The Company is presently in negotiations to purchase Online Casino and Sports Book operations to launch its Internet Division. NorAm also intends to build and establish a growing network of online affiliates where possible.

With regard to the Internet project already announced, Mr. Csurgo said, "Previous announcements concerning our Internet Charity site are still intended to be completed and will move forward along with our other Internet products Projects. As part of our restructuring efforts and our intention to develop a full line of Internet products, we are in the process of bringing experienced technical people on staff to deal with the Company's entire Online Gaming activities."

Mr. Zilba reiterated the Company's Bingo strategy in his statement that "bingo remains an integral part of our Gaming Division and is intended to grow as we implement our expansion program. The growth potential for Bingo in Central and South American Markets is already very large and we are presently looking to acquire two operations within the region."

VLT's (Video Lottery Terminals) also represent a major growth potential for the Company. With the placement of 200 machines in El Salvador, 650 machines for the Grande Resorts and negotiations pending for the installation of 900 additional units over the next 6 months, the Company will be well positioned to generate significant VLT revenues starting in 2001.

The Company is also actively raising capital for investment and has met with several accredited investors in an attempt to raise US $5,000,000.00; to finance growth plans over the next 6 months.

Regarding this effort Mr. Csurgo added, "NorAm will be working closely with Equity Capital Management, Inc. to raise capital for mergers, acquisitions and operating expenses. As a managing partner of ECM, I am convinced that ECM's talented people and contacts can assist NorAm immeasurably in the accomplishment of their goals. The need for capital is present in virtually every commercial enterprise and NorAm is no exception. Our choices to acquire capital will require us to take on Debt or offer a position in Equity. It is our plan to be extremely cautious and prudent in making that decision. We will take on Debt where possible and resort to Equity only when necessary. The Company will always look for the best terms and conditions to acquire funding as it continues to expand."

Wednesday September 13, 10:28 am Eastern Time

Press Release

SOURCE: NorAm Gaming and Entertainment

NorAm Gaming & Entertainment To Move Head Office To Miami, Florida

TOLEDO, Ohio, Sept. 13 /PRNewswire/ -- NorAm Gaming and Entertainment (OTC Bullet Board: NORE) announced today that the Company has leased space in the Miami Free Zone, in Miami, Florida. The Company will move all the day-to- day operations there in the near future.

The new address for NorAm will be 2315 NW 107th Ave., Unit 1M22, Mail #83, Miami, FL 33172. Company management can be reached at 305-402-2085 or toll free at 877-324-4435. Or e-mail them at noramgaming@lycos.com.

The Company's decision to move the headquarters reflects its new direction and concentration on gaming opportunities in Central and South America. Miami's proximity to these markets makes it easier for the Company's management and advisors to react to opportunities and operations within the region.

As of September 1, 2000, NorAm has closed its Las Vegas showroom and will be moving all of the showroom equipment to the Miami address. According to both, CEO, Julius Csurgo and Board Chairman, George C. Zilba, "This move is another step forward for NorAm. It not only places us in an area where we are accessible to our customers but our customers are very accessible to us."

NorAm intends to also showcase the wares of other vendors of gaming equipment and supplies that can help the Company in its effort to become a full spectrum gaming company in Latin America. Potential customers will be able to view and discuss all of NorAm's products and services in one central location.