Form 10KSB
period 2000-12-31
NORAM GAMING & ENTERTAINMENT INC
filed 2001-05-15
CIK 894555

NORAM GAMING & ENTERTAINMENT, INC.



                           Filing Type: 10KSB
                           Description: Annual Report
                           Filing Date: May 15, 2001
                            Period End: Dec 31, 2000




                Primary Exchange: Over the Counter Bulletin Board
                                  Ticker: NOREE

                                Table of Contents


                                      10KSB


PART I ..................................................................      2
ITEM I ..................................................................      2
ITEM 2 ..................................................................      2
ITEM 3 ..................................................................      2
ITEM 4 ..................................................................      2
PART II .................................................................      2
ITEM 5 ..................................................................      2
Table 1 .................................................................      3
ITEM 6 ..................................................................      3
ITEM 7 ..................................................................      5
ITEM 8 ..................................................................      5
PART III ................................................................      5
ITEM 9 ..................................................................      5
ITEM 10 .................................................................      6
ITEM 11 .................................................................      6
Table 2 .................................................................      6
ITEM 12 .................................................................      7
PART IV .................................................................      7
ITEM 13 .................................................................      7
Table 3 .................................................................      7
Balance Sheet ...........................................................      9
Income Statement ........................................................     10
Table 6 .................................................................     11
Table 7 .................................................................     12
Cash Flow Statement .....................................................     13
Table 9 .................................................................     15
Table 10 ................................................................     16

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ________

Commission File No. 33-55254-37
                    -----------

                      NORAM GAMING AND ENTERTAINMENT, INC.
             (Exact name of Registrant as specified in its charter)

             NEVADA                                           87-0485316
------------------------------                        -------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Indentification Number)

2315 NW 107th Avenue                                           33172
Unit 1M22, Mail Box 83
Miami, FL
----------------------------------------               -------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code: (305) 402-2085
                                                     -------------

Securities registered pursuant to Section 12 (b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act: NONE

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $13,606.

As of May 9, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was $489,241 based on 18,461,938 shares at a last sale price of $0.0265.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                           Outstanding as of December 31, 2000
---------------------------------           -----------------------------------
$.001 PAR VALUE CLASS                                25,328,042 SHARES
A COMMON STOCK

                                     PART I

ITEM 1.        Business.

     Noram Gaming and Entertainment, Inc. (formerly Core Integration, Inc.), a Nevada corporation (the "Company", "Noram Gaming") was incorporated in 1990 for the purpose of developing venture businesses. On July 10, 1995, the name was changed to Noram Gaming and Entertainment, Inc. Noram Gaming was formed by
Capital General Corporation and has acquired new management to acquire corporations and develop certain businesses. During 1995, the Company issued 10,000,000 shares of its restricted common stock to acquire 100% of the outstanding stock of Noram Ventures Holding, Inc. ("Noram Ventures"). The Company's executive offices are presently located at 2315 NW 107TH Avenue, Miami, FL 33172. Its telephone number at this location is (305) 402-2085 and the telefax number is.

History and Background of Noram Gaming

     George C. Zilba acquired controlling interest in Noram Gaming with the intent of acquiring a viable business. George C. Zilba is a Director with John Corrigan as President and CEO, Frank B. Bryan as Vice President, Treasurer, and Director, Kenneth P. McDougal as a Director, and Andrew Mangino as a Director.

ITEM 2.        Properties

Noram Gaming

     The Company maintains a physical residence in Miami, FL. Additionally, office space is being provided free of charge at the business location of two directors in Michigan.

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

ITEM 4.        Submission of Matters to a Vote of Security Holders.

     None.

                                    PART II

ITEM 5.        Market  for  Registrant's  Common Equity and Related Stockholders
               Matters.

     Beginning December 18, 1995, the Company's common stock began trading on the NASD-OTC System and now trades under the symbol NOREE. The information below was provided by brokers and does not necessarily represent prices of actual sales of the Company's common stock, nor does it take into account any brokerage discounts, commissions, or fees.

                                     High                   Low
         Quarter                  Sales Price           Sales price
     -------------------       -----------------      ----------------
     First 2000                   $   .360              $   .062
     Second 2000                      .200                  .080
     Third 2000                       .150                  .082
     Fourth 2000                      .165                  .030

     First 1999                       .16                   .05
     Second 1999                      .375                  .13
     Third 1999                       .4375                 .20
     Fourth 1999                      .22                   .07

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

     As of December 31, 2000, the Company had cash of $462 compared to cash of $429 as of December 31, 1999, an increase of $33 (8%).

     Current assets as of December 31, 2000 were $164,303 compared to $146,695, an increase of $17,608 (12%). The increase is due mainly to an increase in inventory.

     Current liabilities as of December 31, 2000 were $718,497 compared to $876, 228, a decrease of $157,731 (18%). The decrease is mainly due to the conversion of corporate debt to stockholders equity by the issuance of 2,626,814 shares common valued at $ 302,084.

     Stockholders' deficit as of December 31, 2000, was $548,106 compared to $ 771,187 for 1999 for a decrease of $223,081 (29%). The decrease was mainly caused by the issuance of stock during the year.

     Total revenues for the year ended December 31, 2000 were $13,606 compared to $234,639 for 1999, for a decrease of about 94%. The Company is increasing its emphasis on selling gaming equipment rather than on the bingo operations.

     Cost of sales for the year ended December 31, 2000 were $8,981 compared to $71,137 for 1999. Decrease was due to decrease in revenues.

     General and administrative expenses for the year ended December 31, 2000 were $915,554 compared to $437,550 in 1999. The increase of $478,004 (109%) was caused mainly by an increase in consulting fees.

     Depreciation and amortization expense for the year ended December 31, 2000 was $8,232 compared to $11,215 in 1999. The decrease of $2,983 (27%) is due to a decrease in amortizable assets.

     Interest expense for the year ended December 31, 2000 was $6,089 compared to $35,463 in 1999, for a decrease of about 83%.

     Net loss increased by $767,730 due to the significant reduction in revenues and increase in consulting fees.

In order for the Company to fund day to day operations it was necessary to obtain a loan of $200,000 from a Canadian company in 1995. Upon the payment of the loan 60,000 shares of common stock of the Company will be issued. The Company also issued 100,000 warrants entitling the lender to purchase the Company's stock at $2.00 per share anytime prior to August 1, 1998. The loan was due April 30, 1996, but this date has been extended without penalty until the Company is able to pay the obligation. During 2000, the Company received $108,458 in the form of loans and $ 0 for stock sales ($49,966 and $13,900 in 1999).

     Management plans to continue to concentrate on the sale and installation of the Vaprel bingo equipment, continued development of the keno blowers, Internet gaming and the pursuit of other gaming opportunities which will promote Company growth.

Future Plans
     The Company's plans for 2001 are as follows:

I. Establish joint venture partnerships with other public and private companies for the development and implementation of gaming opportunities. THESE ARE THE ESTABLISHED GOALS FOR 2001. THE COMPANY INTENDS TO WORK TOWARD THE REALIZATION OF THESE PLANS, BUT THERE CAN BE NO GUARANTEE THAT THE COMPANY'S PLANS OR PROJECTION WILL BE ACHIEVED DURING 2001 OR FUTURE YEARS.

Vaprel Equipment

     In 1997, the Company obtained the rights of exclusive distributorship in North America for the sale of bingo and gaming equipment manufactured by Vaprel, of Valencia, Spain. Vaprel, known as the world leader in the manufacturing and sales of 90# bingo equipment and other high quality products for the bingo industry, intends to introduce 90# bingo to the North American market during 1998, through Noram Gaming and the network of distributors that the Company intends to set up.

Internet Bingo

     The Company currently is not active in an effort to engage in Internet Bingo, although, the Company does have a long range plan to enter the Internet Gaming market within the next two years.

ITEM 7.        Financial Statements and Supplementary Data.

     See Item 13.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There has been a change in the Company's accountants in May 2001. The Certifying Accountant, Smith & Company resigned its relationship with the Company effective May, 2000. The firm DiRocco & Dombrow, PA, will replace the former Certifying Accountant and has audited the year ended December 31, 2000 financial statements included herein and BDO Seidman, LLP has allowed its report for the year ended December 31, 1999 to also be included herein. There have been no disagreements with the Company's accountants on accounting or financial disclosure during the past two fiscal years.

                                    PART III

ITEM 9.        Directors and Executive Officers of the Registrant.

     The following table shows the positions held by the Company's officers and directors. The officers were appointed to their positions, and continue in such positions, at the discretion of the directors.

Name                         Age            Position
--------------------------------------------------------------------------------
John P. Corrigan             65             President, CEO
George C. Zilba              62             Director
Frank B. Bryan               63             Vice President, Treasurer, Director
Kenneth P. McDougal          67             Director
Andrew Mangino               65             Director
Samuel S. Zweig              55             Director

John P. Corrigan (age 65) is the President and CEO. Mr. Corrigan has been a practicing attorney in Miami, Florida for over 25 years and has also served as an Associate Professor of Law at the University of Miami School of Law. Noram's new CEO is also a former director for the City National Bank of Florida and the Central American Exchange Bank. A widely known community leader in the Greater Miami Area, Mr. Corrigan has also distinguished himself in the Caribbean and South American region through his extensive knowledge of Corporate, Tax and International Law. Mr. Corrigan has served as legal counsel for a number of major industries and has a broad background in Latin American business interests.

George C. Zilba (age 62) is a Director. Mr. Zilba has been employed by the Company since July 1995, when he was elected to the Board of Directors and accepted the position of President. He has also been the President of Noram Ventures since March, 1994. Mr. Zilba received a Bachelor of Arts degree from the University of Dayton, Dayton, Ohio, 1960. Mr. Zilba served in the U.S. Army from 1960 to 1962 and obtained the rank of First Lieutenant. Since 1962, Mr. Zilba has been an independent businessman in various family businesses. Over the past thirty years, Mr. Zilba has owned and operated his own management companies that have serviced bingo activities. His companies have assisted over 300 charities and non-profit organizations in developing and operating successful bingo facilities in eight states. With constantly fluctuating state regulations regarding charitable gaming being the rule, Mr. Zilba has distinguished himself as a knowledgeable and successful operator of charitable bingo and gaming facilities evidenced by the many acknowledgments and awards presented to him personally and to his company.

Frank B. Bryan (age 63) is Vice President, Treasurer and Director of the Company. Mr. Bryan has a broad background in business which includes partnership and ownership in several businesses as well as many years in the securities industry with both U.S. and Canadian investment companies. Mr. Bryan attended Upper Canada College and studied business administration at Ryerson Polytechnical University. Prior to joining Noram Gaming in October of 1996, Mr. Bryan was President and Director of Castello Casino Corp (1991-1996), a Canadian public company. Mr. Bryan is registered under the Gaming Control Act / Gaming Control Commission, Province of Ontario.

Kenneth P. McDougal (age 67) is a Director of the Company. Mr. McDougal has been a Director since August 1995. He has an extensive and diversified background in marketing, sales and management. Mr. McDougal is currently the Marketing and Sales Director of television programming and gaming equipment for Indian Gaming on tribal land throughout the United States. He has been involved in the sales and manufacturing of gaming equipment since 1986.

Andrew Mangino (age 65) is a Director of the Company. Mr. Mangino, a native of Pennsylvania, attended University of Youngstown, Ohio, where he majored in Business Administration. Mr. Mangino served with distinction as a U.S. Army Paratrooper prior to his business career. Mr. Mangino's business career has been primarily in gaming sales. He has won many sales and marketing awards during his thirty-one years of sales and continues to operate his own gaming and bingo sales organization in Cincinnati, Ohio. Mr. Mangino is well known among gaming circles in the U.S. and Canada, and brings to Noram Gaming a bright and aggressive attitude coupled with his proven ability to help build a successful corporate marketing program.

Samuel S. Zweig (age 55) is a Director of the  Company.  Mr.  Zweig is presently
Vice-President of Grand Resorts a company that is under consideration for acquisition by NorAm. Grande Resorts specializes in Casino operations in the South American marketplace. Mr. Zweig has been involved with many facets of the gaming industry including years of lottery and break open ticket sales in South and Central America. Mr. Zweig has also consulted with and initiated lotteries for the Government of Chile, as well as other major charities and promotional companies in the region.

ITEM 10.       EXECUTIVE COMPENSATION.

                            Annual Compensation Table
Name                       Title           Year          Salary         Other
---------------         ------------    -----------    -----------    ----------
George C. Zilba         Director           2000        $   77,000

                * Includes $63,500 accrued at December 31, 2000.

ITEM 11.       Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as of December 31, 2000, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares and information related to beneficial ownership, by each of the directors and by the officers and directors as a group.

Title of class  Name and address            Amount of                 Percent
                of beneficial owner         beneficial ownership      of class
--------------  --------------------------  --------------------  --------------
Class A Common  George C. Zilba                 5,668,000 (A)         21.79%
(Restricted)    6620 Muller Drive
                Ottawa Lake, MI 49267-9515

Class A Common  Frank B. Bryan                    418,165              1.65%
                Five Canton Square
                Toledo, Ohio 43624

Class A Common  Kenneth McDougal                   15,000              0.06%
(Restricted)    6 Buttonbush Lane
                Hilton Head, SC 29926

Class A Common  Andrew Mangino                     15,000              0.06%
(Restricted)    10631 Stargate Lane
                Cincinnati, OH 45240

Class A Common  All Officers and Directors      6,414,165             25.33%
                as a Group (4 persons)0

     (A)  Includes 150,000 options held by George Zilba

ITEM 12.       Certain Relationships and Related Transactions.

     None

                                    PART IV

ITEM 13.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following financial statements, financial statement schedules and supplementary data are included:

          F-1  Independent Auditor's Report

          Financial Statements:

          F-2  Consolidated Balance Sheets - December 31, 2000 and 1999.

          F-3 Consolidated Statements of Operations - Years Ended December 31, 2000 and 1999

          F-4 Consolidated Statements of Changes in Stockholders' Deficit - Years ended December 31, 2000 and 1999.

          F-5 Consolidated Statements of Cash Flows - Years ended December 31, 2000 and 1999.

          F-6  Notes to Consolidated Financial Statements.

          The following exhibits are included:

(3)  (i) Articles of Incorporation are incorporated by reference.

     (ii) By-Laws are incorporated by reference.

(27) Financial Data Schedule

(b)  Reports on Form 8-K.

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NORAM GAMING AND ENTERTAINMENT, INC.

Date: May 9, 2001                 By: /S/ George C. Zilba
      -----------                    ------------------------
                                    George C. Zilba, Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: May 9, 2001                 By: /S/ George C. Zilba
      -----------                    --------------------
                                     George C. Zilba, Director

Date: May 9, 2001                 By: /S/ Andrew Mangino
      -----------                    -------------------
                                      Andrew Mangino, Director

Date: May 9, 2001                 By: /S/ Frank B. Bryan
      -----------                    -------------------
                                      Frank B. Bryan, Vice President, Treasurer,
                                      and Director

                        NORAM GAMING & ENTERTAINMENT, INC

                              FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED DECEMBER 2000 AND 1999

                             DIROCCO & DOMBROW, P.A.
                      3601 WEST COMMERCIAL BLVD., SUITE #39
                            FOR LAUDERDALE, FL 33309
                                 (954) 731-8181
                               FAX (954) 739-1054


INDEPENDENT AUDITOR'S REPORT
----------------------------

To the Board of Directors
Noram Gaming and Entertainment, Inc.

We have audited the accompanying consolidated balance sheets of Noram Gaming and Entertainment, Inc. and Subsidiary as of December 31, 2000, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Noram Gaming and Entertainment, Inc. and Subsidiary as of December 31, 1999 were audited by other auditors whose report is dated April 4, 2000. Those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Noram Gaming and Entertainment, Inc. and Subsidiary as of December 31, 2000, and the results of their consolidated operations, changes in stockholders' deficit, and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company has an accumulated deficit of $3,350,565 at December 31, 2000. The Company has suffered losses from operations and has a substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.


/s/ Dirocco & Dombrow, P.A.
May 9, 2001

INDEPENDENT AUDITOR'S REPORT


Board of Directors
Noram Gaming and Entertainment, Inc. (A Development Stage Company)

We have audited the accompanying consolidated statements of operations, changes in stockholders' deficit, and cash flows of Noram Gaming and Entertainment, Inc. (a development stage company) and Subsidiary for the year ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations, changes in stockholders' deficit and cash flows of Noram Gaming and Entertainment, Inc. (a development stage company) and Subsidiary for the year ended December 31, 1999, in conformity with generally accepted accounting principles.




                                                         /s/ Smith & Company
                                                    CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
April 4, 2000


               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS



                                                              December 31,   December 31,
                                                                  2000           1999
                                                              -----------    -----------

                                     ASSETS

Current Assets
  Cash                                                        $       462    $       429
  Contract receivable                                                --           22,429
  Inventory                                                       163,841        123,837
                                                              -----------    -----------
     Total Current Assets                                         164,303        146,695

Property and Equipment                                              6,088         14,320
                                                              -----------    -----------

     Total Assets                                             $   170,391    $   161,015
                                                              ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                                            $    21,500    $    37,486
  Bridge loans                                                    259,000        259,000
  Current portion of long-term debt                                60,845         14,189
  Demand loans payable - related parties                           90,442        302,824
  Accrued expenses                                                107,960         96,479
  Accrued expenses - related parties                              178,750        166,250
                                                              -----------    -----------
     Total Current Liabilities                                    718,497        876,228

Long-Term Debt                                                       --           55,974
                                                              -----------    -----------

     Total Liabilities                                            718,497        932,202

Stockholders' Deficit
  Common stock, $.001 par value; 50,000,000 shares
    authorized, 25,328,042 (16,379,200 in 1999)
    shares issued and outstanding                                  25,328         16,379
  Additional paid-in capital                                    2,777,131      1,637,749
  Accumulated deficit                                          (3,350,565)    (2,425,315)
                                                              -----------    -----------
     Total Stockholders' Deficit                                 (548,106)      (771,187)
                                                              -----------    -----------

     Total Liabilities and Stockholders' Deficit              $   170,391    $   161,015
                                                              ===========    ===========



The accompanying notes are an integral part of these consolidated financial statements.

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                           Year Ended December 31,
                                        ----------------------------
                                             2000            1999
                                        ------------    ------------

Net Sales                               $     13,606    $    234,639
Cost of Sales                                  8,981          71,137
                                        ------------    ------------
     Gross Profit                              4,625         163,502


Expenses
  General and administrative expenses        915,554         437,550
  Depreciation and amortization                8,232          11,215
  Interest expense                             6,089          35,463
                                        ------------    ------------
     Total Expenses                          929,875         484,228
                                        ------------    ------------

     Net Loss Before Other                  (925,250)       (320,726)

Loss on equipment disposal                      --           (19,216)
Gain on facility sale                           --           182,422
                                        ------------    ------------
                                                --           163,206
                                        ------------    ------------
     Net Loss Before Income Taxes           (925,250)       (157,520)

Income Taxes                                    --              --
                                        ------------    ------------

     Net Loss                           $   (925,250)   $   (157,520)
                                        ============    ============


Net loss per weighted average share     $      (0.05)   $      (0.01)
                                        ============    ============

Weighted average number of common
  shares used to compute net loss per
  weighted average share                  19,836,578      16,284,762
                                        ============    ============





The accompanying notes are an integral part of these consolidated financial statements.


               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT



                                                     Common Stock         Additional
                                                    Par Value $.001         Paid-in     Accumulated
                                                 Shares        Amount       Capital       Deficit
                                              -----------   -----------   -----------   -----------

Balances at January 1, 1999                    16,129,700   $    16,130   $ 1,606,773   $(2,267,795)
  Issuance of common stock (S-8)
    for expenses at:
      $.11 per share April 19, 1999                 7,500             7           818          --
      $.11 per share June 21, 1999                 50,000            50         5,450          --
  Issuance of common stock
    (restricted) for expenses at $.11 per
    share April 19, 1999                          100,000           100        10,900          --
  Sale of common stock (S-8) at
    $.11 per share April 30, 1999                  50,000            50         5,450          --
  Sale of common stock (restricted)
    at $.20 per share July 14, 1999                42,000            42         8,358          --
          Net loss for the year                      --            --            --        (157,520)
                                              -----------   -----------   -----------   -----------
Balances at December 31, 1999                  16,379,200        16,379     1,637,749    (2,425,315)

  Issuance of common stock (S-8) for
    expenses at:
      $.13 per share at March 1, 2000             500,000           500        64,500          --
      $.115 per share at June 14, 2000            200,000           200        22,800          --
      $.145 per share at October 10, 2000       3,600,000         3,600       518,400          --
      $.125 per share at October 16, 2000         200,000           200        24,800          --
      $.12 per share at November 3, 2000        1,000,000         1,000       119,000          --
      $.07 per share at November 13, 2000          73,000            73         5,037          --
  Issuance of common stock (restricted) for
    expenses and repayment of debt at $.115
    per share June 9, 2000                      3,375,842         3,376       384,845          --
       Net loss for the year                         --            --            --        (925,250)
                                              -----------   -----------   -----------   -----------
Balances at December 31, 2000                 $25,328,042   $    25,328   $ 2,777,131   $(3,350,565)
                                              ===========   ===========   ===========   ===========






The accompanying notes are an integral part of these consolidated financial statements.

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   Year Ended December 31,
                                                   ----------------------
                                                     2000         1999
                                                   ---------    ---------

Operating Activities
  Net Loss                                         $(925,250)   $(157,520)
  Adjustments to reconcile net loss to cash
    provided (used) by operating activities:
    Book value of disposed assets                       --         42,502
    Stock issued for expenses                        846,247       17,325
    Depreciation and amortization                      8,232       11,215
  Changes in assets and liabilities:
    (Increase) decrease in inventory                 (40,004)      31,302
    Decrease in prepaid expenses                        --         12,845
    Decrease in accounts receivable                     --         20,271
    (Decrease) in accounts payable                   (15,986)     (43,780)
    Increase in accrued expenses                      23,981       67,668
                                                   ---------    ---------
Net Cash Provided (Used) By Operating Activities    (102,780)       1,828

Investing Activities
  Security deposits                                     --         11,952
  Contract receivable                                   --        (50,000)
  Contract collections                                22,429       27,571
                                                   ---------    ---------
Net Cash Provided (Used) By Investing Activities      22,429      (10,477)

Financing Activities
  Proceeds from sale of common stock                    --         13,900
  Loan proceeds                                      108,458       49,966
  Loan repayments                                    (28,074)     (70,509)
                                                   ---------    ---------
Net Cash Provided (Used) By Financing Activities      80,384       (6,643)
                                                   ---------    ---------

Increase (Decrease) in Cash and Cash Equivalents          33      (15,292)

Cash and Cash Equivalents, Beginning of Year             429       15,721
                                                   ---------    ---------

Cash and Cash Equivalents, End of Year             $     462    $     429
                                                   =========    =========

Supplemental Information
  Cash paid for interest                           $   4,442    $  12,339
                                                   =========    =========

Non-Cash Investing and Financing Activities:
  On June 9, 2000, the Company issued 2,626,814 shares at
  $.115 per share to various related parties as principal payments on debt totaling $302,084.


The accompanying notes are an integral part of these consolidated financial statements.

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The consolidated financial statements for 2000 and 1999 include the accounts of the Company and its wholly owned subsidiary, Noram Ventures, which was incorporated March 4, 1994 under the laws of the State of Florida, and does business under the name of Noram Ventures Holdings, Inc. During 2000, the subsidiary transferred all of its assets to the Company. All significant intercompany balances and transactions have eliminated in consolidation.

Business Activity
-----------------

The Company sells bingo equipment.

Revenue Recognition
-------------------

Revenue is recognized when premises are rented and products are sold and cash is collected. Accounts receivable are recorded when equipment sales are made.

Dividend Policy
---------------

The Company has not yet adopted any policy regarding payment of dividends.

Inventory
---------

Inventory consists of equipment for resale and is valued at the lower of cost (first-in, first-out basis) or market.

Property and Equipment
----------------------

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

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment (continued)
----------------------------------

                                                                         Years
                  Bingo facility equipment.............                    7
                  Furniture and Fixtures...............                   5-7
                  Transportation equipment.............                    5

Cash and Cash Equivalents
-------------------------

For financial statements purposes, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Estimates
---------

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

Income Taxes
------------

The Company records the income tax effect of transactions in the same year that the transactions enter into the determination of income, regardless of when the transactions are recognized for tax purposes. Tax credits are recorded in the year realized.

The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes" (SFAS 109). Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Advertising Costs
-----------------

Advertising costs are charged to expense as incurred. Advertising expense was $207 and $275 for the years ended December 31, 2000 and 1999, respectively.

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes
------------

An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

Earnings (Loss) Per Share
-------------------------

Earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted average common shares outstanding during each period.

Recent Accounting Pronouncements
--------------------------------

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No.133 (SFAS133) "Accounting for Derivative Instruments and Hedging Activities", which was amended by SFAS No. 137 and 138, issued in June 1999 and June 2000, respectively. SFAS 133 established standards for accounting for Derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Company does not believe that the adoption of SFAS 133 will have a material effect on the financial statements.

In March 2000, FASB Interpretation, No. 44, "Accounting for Certain Transactions Involving Stock Compensation-An Interpretation of APB Opinion No. 25," (FIN 44) was issued. FIN 44 clarifies the application of APB No. 25 for certain stock-based compensation issues. FIN 44 clarifies the definition of employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed option or award, and the accounting for an exchange of share compensation awards in a business combination, among other matters. FIN 44 was effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occurred after either December 15, 1998 or January 12, 2000. The implementation of FIN 44 did not have a significant impact on our financial position or results of operations.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140). SFAS 140 replaces FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" and provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 31, 2000. The Company does not believe that the adoption of SFAS 140 will have a material effect on the financial statements.

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements, (Continued)
---------------------------------------------

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No.101, "Revenue Recognition in Financial Statements." SAB 101 provides the SEC Staff's view's in applying generally accepted accounting principles to selected revenue issues. The Company does not believe that the adoption of SAB 101 will have a material effect on the financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2000 are summarized as follows:
                                                            Net
                                         Accumulated        Book
                            Cost         Depreciation       Value
                           =======       ============      =======

Bingo facility equipment   $43,165         $37,678         $ 5,487
Furniture and fixtures       5,062           4,461             601
Transportation equipment    38,953          38,953               0
                           =======         =======         =======

                           $87,180         $81,092         $ 6,088
                           =======         =======         =======

Property and equipment at December 31, 1999 are summarized as follows:
                                                            Net
                                         Accumulated        Book
                            Cost         Depreciation       Value
                           =======       ============      =======

Bingo facility equipment   $43,165         $33,035         $10,130
Furniture and fixtures       5,062           4,129             933
Transportation equipment    38,953          35,696           3,257
                           =======         =======         =======
                           $87,180         $72,860         $14,320
                           =======         =======         =======

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 3 - CONTRACT RECEIVABLE

During 1999, the Company sold one of its Florida bingo facilities and closed two others. It was receiving monthly payments of $3,893 which included interest of about 15%. All payments have been collected and the remaining balance is $-0- at December 31, 2000.

NOTE 4 - BRIDGE LOANS

At December 31, 2000 and 1999, the Company had bridge loans as follows:

   Notepayable - company, interest at 8% per year, due April 30, 1996, extended without penalty
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
                                                                      ==========

NOTE 5 - ACCRUED EXPENSES AND LOANS - RELATED PARTIES

At December  31,  2000,  $171,250  ($166,  250 in 1999) is due to the  Company's
President for compensation and $28,580 ($109,235 in 1999) is due to him for advances to the Company. Also, at December 31, 2000 and 1999, $40,000 is due to an entity owned 50% by the President's sister-in-law who is also the wife of the Company's former Vice President. He became Vice President in early 1996. The amount is due for the purchase from that entity of various assets currently being used by the Company. Total cost of the assets purchased was $80,000 which management considered was fair market value in an arms-length transactions. In 1996, the Company issued 10,000 shares of its common stock to each of the two owners of the entity. The stock and $40,000 balance were to have been issued and paid prior to December 31, 1995. The $40, 000 was not paid due to cash flow considerations.

The Company has also received short-term loans from shareholders and other individuals, totaling $14,854 ($153,589 in 1999). The Company is attempting to find the means to satisfy these loans through sale of Company stock or direct issuance of stock in exchange for release from the debt.

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 6 - LONG-TERM DEBT

Long-term debt at December 31, 2000 and 1999 is detailed as follows:

                            Principal Balance               Principal Balance
                            December 31, 2000               December 31, 1999
                            -----------------               -----------------
                 Interest                        Interest
                   Rate    Current   Long -Term    Rate       Current  Long-Term
                 --------  -------   ----------  --------     -------  ---------

Lease Settlement   9.00%   $60,845    $  --        9.00%      $14,189   $55,974
                           -------    -------                 -------   -------
                           $60,845    $  --                   $14,189   $55,974
                           =======    =======                 =======   =======
           Scheduled principal reductions of the debt are as follows:

                           2001                      $60,845

NOTE 7 - CAPITALIZATION

During 1999, the Company sold 50,000 shares of S-8 stock and 42,000 shares of restricted stock, raising $13,900. The Company also issued 57,500 shares of S-8 stock and 100,000 shares of restricted stock for expenses of $17,325.

During 2000, the Company issued 5,573,000 shares of S-8 stock for a total of $760,111 and 3,375,842 shares of restricted stock for expenses and loan repayments for a total of $388,221.

During 1997, 1998 and 2000, the Company filed Form S-8 Registration Statements to authorize the issuance of up to 9,150,000 shares of common stock at prevailing market rates, in exchange for services to be performed by employees and consultants. At December 31, 2000, 8,555,200 shares had been issued.

NOTE 8 - INCENTIVE STOCK OPTION PLAN

During 1995, the Company established an incentive stock option plan for employees and directors of the Company. The maximum number of shares to be issued under the plan is 1,000,000. The aggregate fair market value (determined at the grant date) of the shares to which options become exercisable for the first time by an optionee during any calendar year shall not exceed $100,000. For 10% shareholders, the option price shall not be less than 110% of the fair market value of the shares on the grant date and the exercise period shall not exceed 5 years from the grant date. The Company also can grant non-qualified stock options. On December 28, 1995, a total of 800,000 options were granted at a price of $1.00 per share to six individuals as follows: 150,000 options were granted to the Company's President, 150,000 to the Secretary, 100,000 to the Vice President, 150,000 to -11- NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2000 AND 1999 the Company's second largest shareholder, 150,000 to the President of the entity that loaned $215,000 to the Company, and 100,000 options (which were subsequently canceled) were granted to an individual who provides public relations services to the Company.

NOTE 9- INCOME TAXES

No federal income taxes were due for the years ended December 31, 2000 or 1999.

At December 31, 2000, the Company has a federal net operating loss carryover of approximately $2,969,250 ($2,044,000 in 1999). The federal loss will expire December 31, 2010 through December 31, 2020.

At December 31, 2000 and 1999, the Company has a deferred tax asset in the amount of $0. There is a potential asset based on future reduction of income taxes using the net operating loss carryforward. The amount has been reversed 100% due to the Company's losses. Management believes that the Company will realize sufficient income in the future to utilize the net operating loss carryforward. However, since future income can only be estimated, there is not sufficient basis for recognition of any deferred tax asset at this time.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company conducted its operations in leased facilities under a short-term lease through August of 2000. Monthly rent was $250 plus a share of the utilities.

Rental expense for all operating leases was $4,046 and $120,165 for the years ended December 31, 2000 and 1999, respectively.

NOTE 11 - GOING CONCERN

The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. At December 31, 2000, the Company has a deficit in working capital of $554,194, a loss from operations for 2000 of $925,250 and an accumulated deficit of $3,338,970. At December 31, 1999, the Company has a deficit in working capital of $729,533, a loss from operations for 1999 of $320,726 and an accumulated deficit of $2,425,315.

Management feels that expanding its operations to the Internet and a combination of debt financing and sale of common stock will provide sufficient working capital to allow the Company to continue as a going concern.

               NORAM GAMING AND ENTERTAINMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 and 1999

NOTE 12 - ACQUISITION OF SUBSIDIARY

On July 10, 1995, the Company acquired 100% of the outstanding stock of Noram Ventures in a reverse acquisition (which was accounted for similar to a pooling-of-interest). For the year ended December 31, 2000, the subsidiary's income/loss was $ 0 as there was no activity during the year. For the year ended December 31, 1999, the Company's loss was $40,450 and the subsidiary's loss was $117,070 for a total net loss of $157,520.

During the year ended December 31, 2000, the subsidiary transferred all of it's assets and liabilities to the Company. Assets of the Company at December 31, 1999 (excluding intercompany items) are $429 and the subsidiary's assets are $160,586 for total consolidated assets of $161,015. Liabilities of the Company at December 31, 1999 are $522,341 and the subsidiary's liabilities (excluding intercompany items) are $409,861 for total consolidated of $932,202.

NOTE 13 - WARRANTS

At December 31, 2000, there are 5,000 warrants outstanding to purchase the Company's common stock at $.75 during the three-year period ending August 17, 2001. Under the Black-Sholes Model, these warrants have a value of about $225.