Form 10QSB
period 2001-03-31
NORAM GAMING & ENTERTAINMENT INC
filed 2001-05-21
CIK 894555

NORAM GAMING & ENTERTAINMENT, INC.


                        Filing Type:     10QSB
                        Description:     Quarterly Report
                        Filing Date:     May 18, 2001
                         Period End:     March 31, 2001
                   Primary Exchange:     Over the Counter Bulletin Board
                             Ticker:     NORE

                                TABLE OF CONTENTS



                                      10QSB

PART I.................................................................        1
Item 1.................................................................        2
Item 2.................................................................        2
PART II................................................................        3
Item 6.................................................................        3
Condensed Balance Sheets...............................................        3
Condensed Statements of Operations.....................................        4
Condensed Statements of Cash Flows.....................................        5
Notes to Condensed Financial Statements................................        6

NORAM GAMING & ENTERTAINMENT, INC. - 10QSB - QUARTERLY REPORT
Date Filed: May 18, 2001
--------------------------------------------------------------------------------


                                  UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FOR 10-QSB

[x] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

               For the quarterly period ended March 31, 2001
                                              --------------

[ ] Transition Report pursuant to 13 or 15 (d) of the Securities Exchange Act of
    1934

 For the transition period from_____ to_____ Commission File Number 33-55254-37


                       NORAM GAMING & ENTERTAINMENT, INC.
                       ----------------------------------

             Nevada                                               87-0485316
-------------------------------                              -------------------
(State or other jurisdiction of                                 (IRS Employer
           incorporation)                                    Identification No.)

2315 NW 107 Avenue
Unit 1M22, Mail Box 83
Miami FL                                                            33172
----------------------------------------                        --------------
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number, including area code: (305-402-2085)
                                                -------------

Indicated by a check mark, whether the issuers (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                            Outstanding as of March 31, 2001
------------------------------------            --------------------------------
$.001 par value Class A Common Stock                       26,705,298

NORAM GAMING & ENTERTAINMENT, INC. - 10QSB - QUARTERLY REPORT
Date Filed: May 18, 2001
--------------------------------------------------------------------------------

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF PRESENTATION

General

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     As of March 31, 2001, the Company had $463 cash in the bank. There is no certainty that the Company can meet its current financial commitments.

     Net loss was $(57,579) for the three months ended March 31, 2001 compared with net loss of $(51,780) for the same period in 2000. The Company's general and administrative expenses increased in 2001 due to an increase in consulting fees.

     Net revenue was $0 for the three months ended March 31, 2001 compared with $12,696 for the same period in 2000 for a decrease of 100%. The decrease in revenues is attributed to the decision by the Company to discontinue the bingo operations and concentrate on selling bingo equipment. Cost of sales for the three months ended March 31, 2001 were $0 compared to $7,056 for the same period in 2000 for a decrease of 100%.

     General and administrative expenses were $55,234 for the three months ended March 31, 2001 compared to $47,554 for the same period in 2000 for an increase of 16%. Depreciation and amortization expense was $1,114 for the three months ended March 31, 2001 compared to $2,058 for the same period in 2000 for a decrease of 46%. Interest expense for the three months ended March 31, 2001 was $1,231 compared to $7,808 for the same period in 2000 for a decrease of 84%.


                       NORAM GAMING & ENTERTAINMENT, INC.
                            CONDENSED BALANCE SHEETS


                                                           March 31,     December 31,
                                                              2001           2000
                                                          -----------    -----------
                                                          (Unaudited)     (Audited)
ASSETS
  CURRENT ASSETS
    Cash                                                  $       463    $       462
    Inventory                                                 163,841        163,841
                                                          -----------    -----------
               TOTAL CURRENT ASSETS                           164,304        164,303

  PROPERTY AND EQUIPMENT                                        4,974          6,088
                                                          -----------    -----------

                                                          $   169,278    $   170,391
                                                          ===========    ===========

LIABILITIES & STOCKHOLDERS' DEFICIT
  CURRENT LIABILITIES
    Accounts payable                                      $    21,500    $    21,500
    Bridge loans                                              259,000        259,000
    Current portion of long-term debt                          58,427         60,845
    Demand loans payable - related parties                     93,943         90,442
    Accrued expenses                                          108,248        107,960
    Accrued expenses - related parties                        178,750        178,750
                                                          -----------    -----------
               TOTAL CURRENT LIABILITIES                      719,868        718,497
                                                          -----------    -----------

  STOCKHOLDERS' (DEFICIT) Common stock $.001 par value:
     Authorized - 50,000,000 shares
     Issued and outstanding 26,705,298
     and 25,328,042, respectively                              26,705         25,328
    Additional paid-in capital                              2,830,849      2,777,131
    Deficit                                                (3,408,144)    (3,350,565)
                                                          -----------    -----------
               TOTAL STOCKHOLDERS' DEFICIT                   (550,590)      (548,106)
                                                          -----------    -----------

                                                          $   169,278    $   170,391
                                                          ===========    ===========




 See accompanying summary of notes to unaudited condensed financial statements.

                       NORAM GAMING & ENTERTAINMENT, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three months ended March 31,
                                                   ----------------------------
                                                        2001            2000
                                                   ------------    ------------

Net Sales                                          $       --      $     12,696
Cost of Sales                                              --             7,056
                                                   ------------    ------------

               GROSS PROFIT                                --             5,640

General and administrative expenses                      55,234          47,554
Depreciation and amortization                             1,114           2,058
Interest expense                                          1,231           7,808
                                                   ------------    ------------
                                                         57,579          57,420
                                                   ------------    ------------


               NET LOSS                            $    (57,579)   $    (51,780)
                                                   ============    ============

Net loss per weighted average share                $       (.00)   $       (.00)
                                                   ============    ============

Weighted average number of common shares used to
  compute net loss per weighted average
  share                                              26,230,910      16,379,200
                                                   ============    ============







 See accompanying summary of notes to unaudited condensed financial statements.

                       NORAM GAMING & ENTERTAINMENT, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                   Three months ended March 31,
                                                   ----------------------------
                                                        2001            2000
                                                   ------------    ------------

OPERATING ACTIVITIES
  Net loss                                         $    (57,579)   $    (51,780)
  Adjustments to reconcile net loss to
    cash provided (used) by operating activities:
      Stock issued for services and expenses             55,095            --
      Depreciation                                        1,114           2,058
  Changes in assets and liabilities:
      Inventory                                            --             7,496
      Accounts payable                                     --            (4,635)
      Accrued expenses                                      288          48,956
                                                   ------------    ------------
               NET CASH PROVIDED (USED) BY
                 OPERATING ACTIVITIES                    (1,082)          2,095

INVESTING ACTIVITIES
      Contract collections                                 --            11,019
                                                   ------------    ------------
               NET CASH PROVIDED BY
                 INVESTING ACTIVITIES                      --            11,019

FINANCING ACTIVITIES
      Loan proceeds                                       3,500            --
      Loan repayments                                    (2,417)         (3,429)
                                                   ------------    ------------
               NET CASH PROVIDED (USED) BY
                 FINANCING ACTIVITIES                     1,083          (3,429)
                                                   ------------    ------------

               INCREASE IN CASH                               1           9,685

Cash-beginning of period                                    462             429
                                                   ------------    ------------

               CASH-END OF PERIOD                  $        463    $     10,114
                                                   ============    ============

SUPPLEMENTAL INFORMATION Cash paid for:
  Interest                                         $        903    $      2,027
                                                   ============    ============




See accompanying summary of notes to unaudited condensed financial statements.

NORAM GAMING & ENTERTAINMENT, INC. - 10QSB - QUARTERLY REPORT
Date Filed: May 18, 2001
--------------------------------------------------------------------------------

                       NORAM GAMING & ENTERTAINMENT, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted auditing principles for complete financial statements. The unaudited financial statements should, therefore, be read in conjunction with the financial statements and notes thereto in the Report on Form 10KSB for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operation for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Accounting Methods

The Company recognized income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted any policy regarding payment of dividends.

Inventory

Inventory consists of equipment for resale and is valued at the lower of cost (first-in, first-out basis) or market.

Cash and Cash Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents.

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

NOTE 2:  GOING CONCERN

The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. At March 31, 2001 the Company had a deficit in working capital of $555,564 and a loss from operations of $57,579.

Management feels that expanding its operations to the Internet and a combination of debt financing and sale of common stock will provide sufficient working capital to allow the Company to continue as a going concern.

NORAM GAMING & ENTERTAINMENT, INC. - 10QSB - QUARTERLY REPORT
Date Filed: May 18, 2001
--------------------------------------------------------------------------------


                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
         99-1 Financial Statements as of March 31, 2001

(b)      Reports on Form 8-K
         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              NORAM GAMING & ENTERTAINMENT, INC.






DATED:  May 18, 2001                          /s/  George C. Zilba, Director
                                              ----------------------------------
                                              George C. Zilba