Form 10QSB
period 2001-09-30
NORAM GAMING & ENTERTAINMENT INC
filed 2001-11-19
CIK 894555

NORAM GAMING & ENTERTAINMENT, INC.


                               Filing Type: 10QSB
                         Description: Quarterly Report
                         Filing Date: November 19, 2001
                          Period End: September 30, 2001
                    Primary Exchange: Over the Counter Bulletin Board
                                  Ticker: NORE

                                  UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FOR 10-QSB

[x] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

          For the quarterly period ended September 30, 2001
                                         ------------------

[ ] Transition Report pursuant to 13 or 15 (d) of the Securities Exchange Act of 1934

          For the transition period from                      to Commission File
                                        ----------------------
          Number 33-55254-37


                       NORAM GAMING & ENTERTAINMENT, INC.
                       ----------------------------------

           Nevada                                            87-0485316
-------------------------------                            --------------
(State or other jurisdiction of                             (IRS Employer
           incorporation)                                  Identification No.)

2315 NW 107 Avenue
Unit 1M22, Mail Box 83
Miami FL                                                       33172
---------------------------------------                     ----------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code: (305-402-2085)
                                                 ------------

Indicated by a check mark, whether the issuers (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                           Outstanding as of September 30, 2001
------------------------------------       ------------------------------------
$.001 par value Class A Common Stock                  26,705,298

                                TABLE OF CONTENTS



                                      10QSB

PART I................................................................         3
Item 1................................................................         3
Item 2................................................................         3
PART II...............................................................         4
Item 6................................................................         4
Independent Accountant's Review Report................................       F-1
Condensed Balance Sheets..............................................       F-2
Condensed Statements of Operations....................................       F-3
Condensed Statements of Cash Flows....................................       F-4
Notes to Condensed Financial Statements...............................       F-5

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

BASIS OF PRESENTATION

General

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2001, are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As of September 30, 2001, the Company had $115 cash in the bank. There is no certainty that the Company can meet its current financial commitments.

Net loss was $19,108 for the three months ended September 30, 2001 compared with net loss of $26,897 for the same period in 2000. The Company's general and administrative expenses decreased in 2001 due to the Company discontinuing operations.

Net revenue was $0 for the three months ended September 30, 2001 compared with $800 for the same period in 2000 for a decrease of 100%. The decrease in sales is attributed to the decision by the Company to discontinue the bingo operations and concentrate on selling bingo equipment.

General and administrative expenses were $9,880 for the three months ended September 30, 2001 compared to $24,244 for the same period in 2000 for a decrease of 59%. Depreciation and amortization expense was $3,860 for the three months ended September 30, 2001 compared to $2,058 for the same period in 2000 for an increase of 88%. Interest expense for the three months ended September 30, 2001 was $5,368 compared to $1,395 for the same period in 2000 for an increase of 285%.

Net loss was $77,919 for the nine months ended September 30, 2001 compared with net loss of $122,855 for the same period in 2000. The Company's general and administrative expenses decreased in 2001 due to a decrease in operations.

Net sales was $0 for the nine months ended September 30, 2001 compared with $13,606 for the same period in 2000 for a decrease of 100%. The decrease in sales is attributed to the decision by the Company to discontinue the bingo operations and concentrate on selling bingo equipment. Cost of sales for the nine months ended September 30, 2001 were $0 compared to $7,981 for the same period in 2000 for a decrease of 100%.

General and administrative expenses were $65,232 for the nine months ended September 30, 2001 compared to $111,627 for the same period in 2000 for a decrease of 42%. Depreciation and amortization expense was $6,088 for the nine months ended September 30, 2001 compared to $6,174 for the same period in 2000 for a decrease of 1%. Interest expense for the nine months ended September 30, 2001 was $6,599 compared to $10,679 for the same period in 2000 for a decrease of 38%.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits
     99-1 Financial Statements as of September 30, 2001

(b)  Reports on Form 8-K
     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


    _________________________________
    NORAM GAMING & ENTERTAINMENT, INC.






    DATED:  November 16, 2001       By:  /s/ George C. Zilba
                                         ---------------------------------------
                                         George C. Zilba, Director

                             DIROCCO & DOMBROW, P.A.
                      3601 WEST COOMMERCIAL BLVD., SUITE 39
                            FORT LAUDERDALE, FL 33309
                                 (954) 731-8181

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
          ------------------------------------------------------------

Board of Directors
Noram Gaming & Entertainment, Inc.
Miami, Florida

We have reviewed the accompanying condensed balance sheet of Noram Gaming & Entertainment, Inc. as of September 30, 2001 and the related condensed statements of operations for the three and nine months ended September 30, 2001 and 2000 and the statements of cash flows for the nine months ended September 30, 2001 and 2000 included in the accompanying Securities and Exchange Commissions Form 10-QSB for the period ended September 30, 2001. These condensed financial statements are the responsibility of the Company's management.

We conducted our reviews with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modification that should be made to the accompanying condensed financial statements for them to be in conformity with generally accepted accounting principles.

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the condensed financial statements, the Company has no operations and negative working capital; this raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the year ended (not presented herein). In our report dated May 9, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompany condensed balance sheet as of December 31, 2000, is fairly stated, in all material respects in relation to the balance sheet form which it has be derived.




/s/ DiRocco & Dombrow, P.A.
November 14, 2001

Fort Lauderdale, FL

                       NORAM GAMING & ENTERTAINMENT, INC.
                            CONDENSED BALANCE SHEETS


                                               September 30,    December 31,
                                                   2001            2000
                                               -------------    ------------
                                                (Unaudited)       (Audited)

ASSETS
  CURRENT ASSETS
    Cash                                       $       115      $       462
    Inventory                                      163,841          163,841
                                               -----------      -----------
               TOTAL CURRENT ASSETS                163,956          164,303

  PROPERTY AND EQUIPMENT                              --              6,088
                                               -----------      -----------

                                               $   163,956      $   170,391
                                               ===========      ===========

LIABILITIES & STOCKHOLDERS' DEFICIT
  CURRENT LIABILITIES
    Accounts payable                           $    21,500      $    21,500
    Bridge loans                                   259,000          259,000
    Current portion of long-term debt               58,427           60,845
    Demand loans payable - related parties         102,943           90,442
    Accrued expenses                               113,616          107,960
    Accrued expenses - related parties             179,400          178,750
                                               -----------      -----------
               TOTAL CURRENT LIABILITIES           734,886          718,497
                                               -----------      -----------

  STOCKHOLDERS' (DEFICIT)
    Common stock $.001 par value:
     Authorized - 50,000,000 shares
     Issued and outstanding 26,705,298
     and 25,328,042, respectively                   26,705           25,328
    Additional paid-in capital                   2,830,849        2,777,131
    Deficit                                     (3,428,484)      (3,350,565)
                                               -----------      -----------
               TOTAL STOCKHOLDERS' DEFICIT        (570,930)        (548,106)
                                               -----------      -----------

                                               $   163,956      $   170,391
                                               ===========      ===========


 See accompanying summary of notes to unaudited condensed financial statements.


                       NORAM GAMING & ENTERTAINMENT, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                        Three months ended September 30,     Nine months ended September 30,
                                        --------------------------------     -------------------------------
                                            2001                2000             2001               2000
                                        ------------        ------------     ------------       ------------

Net Sales                               $       --          $        800     $       --         $     13,606
Cost of Sales                                   --                  --               --                7,981
                                        ------------        ------------     ------------       ------------

               GROSS PROFIT                     --                   800             --                5,625

General and administrative expenses            9,880              24,244           65,232            111,627
Depreciation and amortization                  3,860               2,058            6,088              6,174
Interest expense                               5,368               1,395            6,599             10,679
                                        ------------        ------------     ------------       ------------
                                              19,108              27,697           77,919            128,480
                                        ------------        ------------     ------------       ------------


               NET LOSS                 $    (19,108)       $    (26,897)    $    (77,919)      $   (122,855)
                                        ============        ============     ============       ============

Net loss per weighted average share     $       (.00)       $       (.00)    $       (.00)      $       (.00)
                                        ============        ============     ============       ============

Weighted average number of common
  shares used to compute net loss per
  weighted average share                  26,705,298          20,137,671       26,469,414         17,929,226
                                        ============        ============     ============       ============



 See accompanying summary of notes to unaudited condensed financial statements.

                       NORAM GAMING & ENTERTAINMENT, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                               Nine months ended September 30,
                                               -------------------------------
                                                 2001                  2000
                                               ---------             ---------

OPERATING ACTIVITIES
  Net loss                                     $ (77,919)            $(122,855)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
      Stock issued for services and expenses      55,095                  --
      Depreciation                                 6,088                 6,174
  Changes in assets and liabilities:
      Inventory                                     --                 (52,504)
      Accounts receivable                           --                  (3,886)
      Accounts payable                              --                  65,396
      Accrued expenses                            15,306                95,819
                                               ---------             ---------
               NET CASH USED BY
                 OPERATING ACTIVITIES             (1,430)              (11,856)

INVESTING ACTIVITIES
      Contract collections                          --                  22,429
                                               ---------             ---------
               NET CASH PROVIDED BY
                 INVESTING ACTIVITIES               --                  22,429

FINANCING ACTIVITIES
      Loan proceeds                                3,500                  --
      Loan repayments                             (2,417)              (10,522)
                                               ---------             ---------
               NET CASH PROVIDED (USED) BY
                 FINANCING ACTIVITIES              1,083               (10,522)
                                               ---------             ---------

               INCREASE (DECREASE)  IN CASH         (347)                   51

Cash-beginning of period                             462                   429
                                               ---------             ---------

               CASH-END OF PERIOD              $     115             $     480
                                               =========             =========

SUPPLEMENTAL INFORMATION  Cash paid for:
  Interest                                     $     903             $   4,898
                                               =========             =========

 See accompanying summary of notes to unaudited condensed financial statements.

                       NORAM GAMING & ENTERTAINMENT, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted auditing principles for complete financial statements. The unaudited financial statements should, therefore, be read in conjunction with the financial statements and notes thereto in the Report on Form 10KSB for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operation for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

NOTE 2:  GOING CONCERN

The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. At September 30, 2001 the Company had a deficit in working capital of $570,930 and a loss from operations of $77,919.

Management feels that expanding its operations to the Internet and a combination of debt financing and sale of common stock will provide sufficient working capital to allow the Company to continue as a going concern.