Form 10KSB
period 2001-12-31
NORAM GAMING & ENTERTAINMENT INC
filed 2002-05-29
CIK 894555

NORAM GAMING & ENTERTAINMENT, INC.



                           Filing Type: 10KSB
                           Description: Annual Report
                           Filing Date: May 29, 2002
                           Period  End: Dec 31, 2001




                Primary Exchange: Over the Counter Bulletin Board
                                  Ticker: NORE

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15  (d)  OF  THE
    SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

[ ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15  (d)  OF  THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ________

Commission File No. 33-55254-37
                    -----------

                      NORAM GAMING AND ENTERTAINMENT, INC.
             (Exact name of Registrant as specified in its charter)

           NEVADA                                               87-0485316
-------------------------------                          -----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Indentification Number)

6620 Muller Drive
Ottawa, MI                                                         49267
------------------------------------------               -----------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code: (734) 888-1172
                                                    --------------

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were nil.

As of May 23, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was $20,739 based on 20,739,133 shares at a last sale price of $0.001.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

       Class                                Outstanding as of December 31, 2001
---------------------                      -------------------------------------
$.001 PAR VALUE CLASS                                 26,705,298 SHARES
A COMMON STOCK

                                     PART I

ITEM 1.         Business.

         Noram Gaming and Entertainment, Inc. (formerly Core Integration, Inc.), a Nevada corporation (the "Company", "Noram Gaming") was incorporated in 1990 for the purpose of developing venture businesses. On July 10, 1995, the name was changed to Noram Gaming and Entertainment, Inc. Noram Gaming was formed by
Capital General Corporation and has acquired new management to acquire corporations and develop certain businesses. During 1995, the Company issued 10,000,000 shares of its restricted common stock to acquire 100% of the outstanding stock of Noram Ventures Holding, Inc. ("Noram Ventures"). The Company's executive offices are presently located at 6620 Muller Drive, Ottawa, MI 49267. Its telephone number at this location is (734) 888-1172.


History and Background of Noram Gaming

         George C. Zilba acquired controlling interest in Noram Gaming with the intent of acquiring a viable business. George C. Zilba as Chairman and Secretary, Frank B. Bryan as Treasurer, and Director, Kenneth P. McDougal as a Director, Andrew Mangino as a Director and Sam Zweig as a Director. There is currently no CEO or President.

ITEM 2.         Properties

Noram Gaming

         Office space is being provided free of charge at the business location of two directors in Michigan.

ITEM 3.         Legal Proceedings.

         Subsequent to terminating the lease of the Company's facilities the landlord of the property filed suit against the Company for breach of contract. The Company filed an answer to the complaint claiming certain affirmative defenses and a counterclaim. The Company intends to aggressively defend itself in this matter. The outcome of the suit is difficult to predict due to the uncertainties inherent in litigation.

Management has indicated that it would try to settle the matter but will as noted above defend the matter vigorously.


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

Quarter                           High                           Low
                               Sales Price                   Sales Price
-------------                 -------------                 -------------

First 2001                        .135                          .035
Second 2001                       .080                          .068
Third 2001                        .030                          .003
Fourth 2001                       .015                          .003

First 2000                        .360                          .062
Second 2000                       .200                          .080
Third 2000                        .150                          .082
Fourth 2000                       .165                          .030


         The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

ITEM 6.         Management's Discussion and Analysis or Plan of Operation.

The Company scaled back its operations last year and had intended to sell bingo and other related equipment, as well as attempt to develop other gaming related interests. The failure of revenue to materialize was due primarily to the company's operations having focused on 90 number bingo equipment which, although accepted in Latin America, has not resulted in wide spread adoption in the United States.

The Company had no revenue in 2001 and wrote down the inventory of bingo equipment to reflect the fact that it was unlikely due to the lack of market acceptance that the inventory would be sold.

The Company's inventory write down accounted for $163,841 of General and Administrative expenses.

The prospects of the Company having been diminished as a result of the Company's inability to sell its product caused management to significantly scale back the level of operations for the year. General and administrative expenses other than the inventory write down were reduced from $ 915,554 to $ 70,279 reflecting the lower levels of activity for the year. The decline in activity was accelerated during the year as G & A for the first 6 months was $55,532 and $14,747 during the balance of the year.

Depreciation declined in the year as the assets reached the end of their useful lives no additions or upgrades have been made due to the market conditions cited above.

Operations have been financed by advances from shareholders and interest expenses have increased due to higher levels of debts during the year.

The loss for the year declined by 72% from $925,250 to $258,954 and the loss per share declined by 80% the discrepancy accounted for by a higher weighted average number of shares outstanding in 2001 versus 2000.

The Company currently has insufficient capital to continue unless these issuances of stock and advances continue.

Subsequent to terminating the lease of the Company's facilities the landlord of the property filed suit against the Company for breach of contract. The Company filed an answer to the complaint claiming certain affirmative defenses and a counterclaim. The Company intends to aggressively defend itself in this matter. The outcome of the suit is difficult to predict due to the uncertainties inherent in litigation.

The Company's ability to continue operating even in a significantly scaled back operation is dependant on the continued funding of shareholders and the willingness of management to continue to be paid in stock of the Company.

The Directors of the Company are examining a variety of possibilities to enable the Company to continue. These efforts which commenced in the later part of the year have been hampered by the general decline in economic activity and the lingering effects of September 11, 2001. The directors are considering among other matters a range of possibilities including but not limited to the following.

         - Changing the capitalization by a reverse stock split in order to make the company more attractive from an investment stand point, the Board is of the opinion that lower priced securities such as the company's which currently trades less the $0.01, may make the company unattractive to some investors whose brokers may have policy restrictions imposed by the brokerage firms which make the company's securities unattractive.

         - Seeking to merge with or take over companies in the gaming and entertainment industries.

         - Seeking joint venture partnerships with other public or private companies. It should be noted that this was part of the Company's goals for 2001 but the Company was not successful in realizing this goal.

         - Seeking a merger or acquisition of a Company in an un related industry.

         - The settlement of all or some of the Company's outstanding debt obligations through the issue of additional shares.

The Company may not be successful in achieving any of the goals or objectives noted above.

Vaprel Equipment

         In 1997, the Company obtained the rights of exclusive distributorship in North America for the sale of bingo and gaming equipment manufactured by Vaprel, of Valencia, Spain. Vaprel, known as the world leader in the manufacturing and sales of 90 number bingo equipment and other high quality products for the bingo industry, intended to introduce 90 number bingo to the North American market during 1998 and beyond the Company has not been successful introducing 90 number bingo through Noram Gaming and the network of distributors that the Company intended to set up.


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



Name                        Age             Position
--------------------------------------------------------------------------------
George C. Zilba              63             Director, Secretary
Frank B. Bryan               64             Treasurer, Director
Kenneth P. McDougal          68             Director
Andrew Mangino               66             Director
Samuel S. Zweig              56             Director


George C. Zilba (age 63) is a Director. Mr. Zilba has been employed by the Company since July 1995, when he was elected to the Board of Directors and accepted the position of President, a position which he no longer holds. Mr. Zilba received a Bachelor of Arts degree from the University of Dayton, Dayton, Ohio, 1960. Mr. Zilba served in the U.S. Army from 1960 to 1962 and obtained the rank of First Lieutenant. Since 1962, Mr. Zilba has been an independent businessman in various family businesses. Over the past thirty years, Mr. Zilba has owned and operated his own management companies that have serviced bingo activities. His companies have assisted over 300 charities and non-profit organizations in developing and operating successful bingo facilities in eight states. With constantly fluctuating state regulations regarding charitable gaming being the rule, Mr. Zilba has distinguished himself as a knowledgeable and successful operator of charitable bingo and gaming facilities evidenced by the many acknowledgments and awards presented to him personally and to his company.

Frank B. Bryan (age 64) is Vice President, Treasurer and Director of the Company. Mr. Bryan has a broad background in business which includes partnership and ownership in several businesses as well as many years in the securities industry with both U.S. and Canadian investment companies. Mr. Bryan attended Upper Canada College and studied business administration at Ryerson Polytechnical University. Prior to joining Noram Gaming in October of 1996, Mr. Bryan was President and Director of Castello Casino Corp (1991-1996), a Canadian public company. Mr. Bryan is registered under the Gaming Control Act / Gaming Control Commission, Province of Ontario.

Kenneth P. McDougal (age 68) is a Director of the Company. Mr. McDougal has been a Director since August 1995. He has an extensive and diversified background in marketing, sales and management. Mr. McDougal is currently the Marketing and Sales Director of television programming and gaming equipment for Indian Gaming on tribal land throughout the United States. He has been involved in the sales and manufacturing of gaming equipment since 1986.

Andrew Mangino (age 66) is a Director of the Company. Mr. Mangino, a native of Pennsylvania, attended University of Youngstown, Ohio, where he majored in Business Administration. Mr. Mangino served with distinction as a U.S. Army Paratrooper prior to his business career. Mr. Mangino's business career has been primarily in gaming sales. He has won many sales and marketing awards during his thirty-one years of sales and continues to operate his own gaming and bingo sales organization in Cincinnati, Ohio. Mr. Mangino is well known among gaming circles in the U.S. and Canada, and brings to Noram Gaming a bright and aggressive attitude coupled with his proven ability to help build a successful corporate marketing program.

Samuel S. Zweig (age 56) is a Director of the  Company.  Mr.  Zweig is presently
Vice-President of Grand Resorts a company that is under consideration for acquisition by NorAm. Grande Resorts specializes in Casino operations in the South American marketplace. Mr. Zweig has been involved with many facets of the gaming industry including years of lottery and break open ticket sales in South and Central America. Mr. Zweig has also consulted with and initiated lotteries for the Government of Chile, as well as other major charities and promotional companies in the region.

ITEM 10.        EXECUTIVE COMPENSATION.

                               Annual Compensation Table
Name                   Title        Year         Salary             Other
-----------------   -----------   --------   ---------------   ---------------
George C. Zilba     Director        2000       $   77,000
                                    2001
         * Includes $63,500 accrued at December 31, 2000.

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



Title of class     Name and address              Amount of              Percent
                   of beneficial owner           beneficial ownership   of class
---------------    --------------------------    --------------------   --------
Class A Common     George C. Zilba                   5,518,000           20.66%
(Restricted)       6620 Muller Drive
                   Ottawa Lake, MI 49267-9515

Class A Common     Frank B. Bryan                      418,165            1.57%
                   Five Canton Square
                   Toledo, Ohio 43624

Class A Common     Kenneth McDougal                     15,000            0.06%
(Restricted)       6 Buttonbush Lane
                   Hilton Head, SC 29926

Class A Common     Andrew Mangino                       15,000            0.06%
(Restricted)       10631 Stargate Lane
                   Cincinnati, OH 45240

Class A Common     All Officers and Directors        5,966,165           22.34%
                   as a Group (4 persons)

ITEM 12.        Certain Relationships and Related Transactions.

         None

                                     PART IV

ITEM 13.        Exhibits, Financial Statement Schedules, and Reports on
                Form 8-K.

(a) The following financial statements, financial statement schedules and supplementary data are included:

         F-1      Independent Auditor's Report

         Financial Statements:

         F-2      Consolidated Balance Sheets - December 31, 2001 and 2000.

         F-3 Consolidated Statements of Operations - Years Ended December 31, 2001 and 2000

         F-4 Consolidated Statements of Changes in Stockholders' Deficit - Years ended December 31, 2001 and 2000.

         F-5 Consolidated Statements of Cash Flows - Years ended December 31, 2001 and 2000.

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

                                            NORAM GAMING AND ENTERTAINMENT, INC.

Date: May 27, 2002                          By:  /S/  George C. Zilba
      ------------                             ---------------------------------
                                               George C. Zilba, Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: May 27, 2002                    By:  /S/  George C. Zilba
      ------------                       ---------------------------------------
                                         George C. Zilba, Secretary and Director

Date: May 9, 2002                     By:  /S/  Andrew Mangino
      ------------                       ---------------------------------------
                                         Andrew Mangino, Director

Date: May 9, 2002                     By:  /S/  Frank B. Bryan
      ------------                       ---------------------------------------
                                         Frank B. Bryan, Treasurer and Director

                       NORAM GAMING & ENTERTAINMENT, INC.

                              FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED DECEMBER 2001 AND 2000

                                TABLE OF CONTENTS
                                -----------------



Independent Auditor's Report                                            F-1

Financial Statements

Balance Sheets                                                          F-2

Statements of Operations                                                F-3

Statements of Changes in Stockholders' Deficit                          F-4

Statements of Cash Flows                                                F-5

Notes to Financial Statements                                        F-6 - F-12

                             DIROCCO & DOMBROW, P.A.
                      3601 WEST COMMERCIAL BLVD., SUITE #39
                            FT. LAUDERDALE, FL 33309
                                 (954) 731-8181
                               FAX (954) 739-1054


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

To the Board of Directors
NorAm Gaming and Entertainment, Inc.

We have audited the accompanying balance sheets of NorAm Gaming and Entertainment, Inc. as of December 31, 2001, and 2000, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NorAm Gaming and Entertainment, Inc. as of December 31, 2001, and 2000, and the results of its operations, changes in stockholders' deficit, and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company's significant, and continuing, operating losses raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in
Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ DiRocco & Dombrow, P.A.
May 16, 2002


                      NORAM GAMING AND ENTERTAINMENT, INC.
                                 BALANCE SHEETS



                                                                          December 31,
                                                                  --------------------------
                                                                      2001           2000
                                                                  -----------    -----------
                                     ASSETS

Current Assets
  Cash                                                            $        93    $       462
  Inventory                                                              --          163,841
                                                                  -----------    -----------
     Total Current Assets                                                  93        164,303

Property and Equipment (net)                                            2,901          6,088
                                                                  -----------    -----------

     Total Assets                                                 $     2,994    $   170,391
                                                                  ===========    ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable                                                $    21,500    $    21,500
  Bridge loans                                                        215,000        259,000
  Note payable                                                         58,427         60,845
  Demand loans payable - related parties                              139,936         90,442
  Accrued expenses                                                    148,846        115,460
  Due to related parties                                              171,250        171,250
                                                                  -----------    -----------
     Total Current Liabilities                                        754,959        718,497
                                                                  -----------    -----------

Stockholders' Equity (Deficit)
  Common stock, $.001 par value;  50,000,000 shares
    authorized, 26,705,298 and 25,328,042 shares issued
    and outstanding in 2001 and 2000, respectively                     26,705         25,328
  Additional paid-in capital                                        2,830,849      2,777,131
  Deficit                                                          (3,609,519)    (3,350,565)
                                                                  -----------    -----------
     Total Stockholders' Deficit                                     (751,965)      (548,106)
                                                                  -----------    -----------

     Total Liabilities and Stockholders' Deficit                  $     2,994    $   170,391
                                                                  ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                      NORAM GAMING AND ENTERTAINMENT, INC.
                            STATEMENTS OF OPERATIONS



                                                  Year Ended December 31,
                                                 -------------------------
                                                     2001          2000
                                                 -----------   -----------

Net sales                                        $      --     $    13,606
Cost of sales                                           --           8,981
                                                 -----------   -----------
    Gross Profit                                        --           4,625
                                                 -----------   -----------

Expenses
  General and administrative expenses                 70,279       915,554
  Inventory write-down                               163,841          --
  Depreciation and amortization                        3,187         8,232
  Interest expense                                    21,647         6,089
                                                 -----------   -----------
    Total Expenses                                   258,954       929,875
                                                 -----------   -----------

    Net Loss Before Income Taxes                     258,954       925,250

Income taxes                                            --            --
                                                 -----------   -----------

    Net Loss                                     $   258,954   $   925,250
                                                 ===========   ===========


Net loss per weighted average share              $      0.01   $      0.05
                                                 ===========   ===========



Weighted average common shares                    26,588,326    19,836,578
                                                 ===========   ===========








   The accompanying notes are an integral part of these financial statements.


                      NORAM GAMING AND ENTERTAINMENT, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT




                                                      Common Stock          Additional                     Total
                                               -------------------------     Paid-in                    Stockholders'
                                                  Shares        Amount       Capital       Deficit        Deficit
                                               -----------   -----------   -----------   -----------    -----------

Balance at January 1, 2000                      16,379,200   $    16,379   $ 1,637,749   $(2,425,315)   $  (771,187)
  Issuance of common stock (S-8) for
    services at:
      $0.13 per share - March 1, 2000              500,000           500        64,500          --           65,000
      $0.115 per share - June 14, 2000             200,000           200        22,800          --           23,000
      $0.145 per share - October 10, 2000        3,600,000         3,600       518,400          --          522,000
      $0.125 per share - October 16, 2000          200,000           200        24,800          --           25,000
      $0.12 per share - November 3, 2000         1,000,000         1,000       119,000          --          120,000
      $0.07 per share - November 13, 2000           73,000            73         5,037          --            5,110
  Issuance of restricted common stock for                                                                      --
    services and repayment of debt at $0.115                                                                   --
    per share  - June 9, 2000                    3,375,842         3,376       384,845          --          388,221
      Net loss for the year                           --            --            --        (925,250)      (925,250)
                                               -----------   -----------   -----------   -----------    -----------
Balances at December 31, 2000                   25,328,042        25,328     2,777,131    (3,350,565)      (548,106)

  Issuance of restricted common stock for
    services at:
      $0.04 per share - February 1, 2001         1,377,256         1,377        53,718          --           55,095
      Net loss for the year                           --            --            --        (258,954)      (258,954)
                                               -----------   -----------   -----------   -----------    -----------
Balances at December 31, 2001                   26,705,298   $    26,705   $ 2,830,849   $(3,609,519)   $  (751,965)
                                               ===========   ===========   ===========   ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                      NORAM GAMING AND ENTERTAINMENT, INC.
                            STATEMENTS OF CASH FLOWS



                                                 Year Ended December 31,
                                               --------------------------
                                                   2001           2000
                                               -----------    -----------

Operating Activities
  Net Loss                                     $  (258,954)   $  (925,250)
  Adjustments to reconcile net loss to cash
    provided (used) by operating activities:
    Stock issued for services                       55,095        846,247
    Depreciation and amortization                    3,187          8,232
  Changes in assets and liabilities:
    (Increase) decrease in inventory               163,841        (40,004)
    (Decrease) in accounts payable                    --          (15,986)
    Increase in accrued expenses                    33,386         23,981
                                               -----------    -----------
Net Cash Used By Operating Activities               (3,445)      (102,780)
                                               -----------    -----------

Investing Activities
  Contract collections                                --           22,429
                                               -----------    -----------
Net Cash Provided By Investing Activities             --           22,429
                                               -----------    -----------

Financing Activities
  Loan proceeds                                      5,494        108,458
  Loan repayments                                   (2,418)       (28,074)
                                               -----------    -----------
Net Cash Provided By Financing Activities            3,076         80,384
                                               -----------    -----------

(Decrease) Increase in Cash                           (369)            33

Cash, Beginning of Year                                462            429
                                               -----------    -----------

Cash, End of Year                              $        93    $       462
                                               ===========    ===========

Supplemental Information
Cash paid for:
  Interest                                     $       943    $     4,442
                                               ===========    ===========
  Income taxes                                 $      --      $      --
                                               ===========    ===========

Non-Cash Investing and Financing Activities:
  Stock issued for services                    $    55,095    $   302,084
                                               ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                      NORAM GAMING AND ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Business Activity
-----------------
The Company sells gaming equipment.


Revenue Recognition
-------------------
Revenue is recognized when premises are rented and products are sold. Accounts receivable are recorded when equipment sales are made.


Dividend Policy
---------------
The Company has not yet adopted any policy regarding payment of dividends.


Inventory
---------
Inventory consisted of equipment for resale and was valued at the lower of cost (first-in, first-out basis) or market.


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

Depreciation and amortization are computed using straight-line and accelerated methods over the following estimated useful lives:

                                                          Years
                                                      -------------
                 Bingo facility equipment                   7
                 Furniture and fixtures                     7
                 Transportation equipment                   5


Financial Instruments
---------------------
The carrying amounts reported in the balance sheets for cash, accounts payable, and other accrued liabilities approximate their fair values. The carrying amounts reported for notes payable approximates their fair market value because, in general, the interest on the underlying instruments approximates market rates.

                      NORAM GAMING AND ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------------


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


Advertising Costs
-----------------
Advertising costs are charged to expense as incurred. Advertising expense was $0 and $207 for the years ended December 31, 2001 and 2000, respectively.


Loss Per Share
--------------
Basic loss per share, which does not include any dilutive securities, is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding during the period. In contrast, diluted loss per share considers the potential dilution that could occur from other financial instruments that would increase the total number of outstanding shares of common stock. Potentially dilutive securities, however, have not been included in the diluted loss per share computation because their effect is anti-dilutive.


Reclassifications
-----------------
Certain amounts reported in previous years have been reclassified to conform to the 2001 presentation.

                      NORAM GAMING AND ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


Recent Accounting Pronouncements
--------------------------------
In June 2001, the FASB issued SFAS number 141, "Business Combinations", and SFAS number 142, "Goodwill and Other Intangible Assets". Under these new standards, all acquisitions subsequent to June 30, 2001 must be accounted for under the purchase method of accounting, and purchased goodwill will no longer be amortized over its estimated useful life, but will be subject to a periodic impairment test base on its fair value.

In August 2001, the FASB issued SFAS number 143, "Accounting for Asset Retirement Obligations". SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized over the life of the asset.

In October 2001, the FASB issued SFAS number 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations.

Management is currently evaluating the impact of these pronouncements to determine the effect, if any, that they may have on the financial position and results of operations. The Company is required to adopt each of these standards in the first quarter of 2002.


NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2001 and 2000 are summarized as follows:

                                                 2001        2000
                                               ---------   ---------
              Bingo facility equipment         $  43,165   $  43,165
              Furniture and fixtures               5,062       5,062
              Transportation equipment            38,953      38,953
                                               ---------   ---------
                                                  87,180      87,180
              Less: accumulated depreciation      85,775      81,092
                                               ---------   ---------
                                               $   1,405   $   6,088
                                               =========   =========

Depreciation expense for the years ended December 31, 2001 and 2000 was $3,187 and $8,232, respectively.


                      NORAM GAMING AND ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 3 - BRIDGE LOANS

At December 31, 2001 and 2000, the Company had bridge loans as follows:

                                                                             2001         2000
                                                                           ---------    ---------
    Note payable - company, interest at 8% per year, due upon
    obtaining equity financing                                             $ 215,000    $ 215,000
    Note payable - individual, interest at 8% per year, due on demand              -       44,000
                                                                           ---------    ---------
                                                                           $ 215,000    $ 259,000
                                                                           =========    =========


NOTE 4 - ACCRUED EXPENSES AND LOANS - RELATED PARTIES

At December 31, 2001 and 2000, $171,250 is due to the Company's President for compensation and $81,081 is due to him for advances to the Company. The advances have no formal repayment terms and are non-interest bearing.

At December 31, 2001 and 2000, $0 and $40,000 respectively, is due to an entity owned 50% by the President's sister-in-law who is also the wife of the Company's former Vice President. The amount is due for the purchase from that entity of various assets currently being used by the Company. The total cost of the assets purchased was $80,000 which management considered to be fair market value in an arms-length transaction. In 1996, the Company issued 10,000 shares of its common stock to each of the two owners of the entity. The stock and the $40,000 cash balance were to have been issued and paid prior to December 31, 1995. The
$40,000 was not paid due to cash flow considerations. There are no formal repayment terms and the loans are non-interest bearing.

The Company has also received short-term loans from a shareholder, totaling $58,855 and $14,854 at December 31, 2001 and 2000, respectively. There are no formal repayment terms and the loans are non-interest bearing.

The Company is attempting to find the means to satisfy these loans through the sale of Company stock or direct issuance of stock in exchange for release from the debt.


NOTE 5 - NOTE PAYABLE

The note payable carries an annual interest rate of 9.0% and matured in September 2001. The note was being amortized over a 60 month period with a balloon payment in September 2001 and called for monthly payments of $1,661 including interest. The Company did not make the balloon payment as required and is, therefore, in default under the terms of the note. However, the Company has continued making monthly payments.

The balance due on the note is $58,427 and $60,845 at December 31, 2001 and 2000, respectively.

                      NORAM GAMING AND ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 6 - CAPITALIZATION

During 2001, the Company issued 1,377,256 shares of restricted stock for services for a total of $55,095.

During 2000, the Company issued 5,573,000 shares of S-8 stock for a total of $760,111 and 3,375,842 shares of restricted stock for services and loan repayments for a total of $388,221.

During 1997, 1998 and 2000, the Company filed Form S-8 Registration Statements to authorize the issuance of up to 9,150,000 shares of common stock at prevailing market rates, in exchange for services to be performed by employees and consultants. At December 31, 2001, 8,555,200 shares had been issued.


NOTE 7 - INCENTIVE STOCK OPTION PLAN

During 1995, the Company established an incentive stock option plan for employees and directors of the Company. The maximum number of shares to be issued under the plan is 1,000,000. The aggregate fair market value (determined at the grant date) of the shares to which options become exercisable for the first time by an optionee during any calendar year shall not exceed $100,000. For 10% shareholders, the option price shall not be less than 110% of the fair market value of the shares on the grant date and the exercise period shall not exceed 5 years from the grant date. The Company may also grant non-qualified stock options.

On December 28, 1995, a total of 800,000 options were granted at a price of $1.00 per share to six individuals as follows: 150,000 options were granted to the Company's President, 150,000 options to the Company's Secretary, 100,000 options to the Company's Vice President, 150,000 options to the Company's second largest shareholder, 150,000 options to the president of the entity that loaned $215,000 to the Company, and 100,000 options (which were subsequently canceled) to an individual who provided public relations services to the Company.

No additional options were granted subsequent to that date and all the options expired in December 2000.


NOTE 8 - INCOME TAXES

No federal income taxes were due for the years ended December 31, 2001 or 2000.

At December 31, 2001, the Company has a federal net operating loss carryover of approximately $3,228,000. The federal losses will begin to expire in the year 2010.


                      NORAM GAMING AND ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 8 - INCOME TAXES (Continued)

The total deferred tax asset is as follows:

                                               Deferred Tax     Valuation      Amount per
                                                   Asset        Allowance     Balance Sheet
                                               ------------   ------------    ------------
Balances at January 1, 2000                    $    694,960   $   (694,960)   $       --
Changes for the year ended December 31, 2000        314,585       (314,585)           --
                                               ------------   ------------    ------------
Balances at December 31, 2000                     1,009,545     (1,009,545)           --
Changes for the year ended December 31, 2001         88,044        (88,044)           --
                                               ------------   ------------    ------------
Balances at December 31, 2001                  $  1,097,589   $ (1,097,589)   $       --
                                               ============   ============    ============


The Company's ability to utilize its net operating loss carryforward is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax asset.


NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company conducted its operations in leased facilities under a short-term lease through August of 2000. Monthly rent was $250 plus its share of the utilities (see Note 10).

Rental expense for all operating leases was $0 and $4,046 for the years ended December 31, 2001 and 2000, respectively.


NOTE 10 - LITIGATION

Subsequent to terminating the lease of the Company's facilities (see Note 9) the landlord of the property filed suit against the Company for breach of contract. The Company filed an answer to the complaint claiming certain affirmative defenses and a counterclaim. The Company intends to aggressively defend itself in this matter. The outcome of the suit is difficult to predict due to the uncertainties inherent in litigation.


NOTE 11 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred losses of $258,954 and $925,250 for the years ended December 31, 2001 and 2000, respectively. The Company has a deficit in working capital of approximately $755,000 and $554,000 at December 31, 2001 and 2000, respectively. The ability of the Company to continue as a going concern is dependent on marketing of its product and or the Company's ability to raise additional capital through debt financing or equity offerings.

                      NORAM GAMING AND ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 12 - WARRANTS

At December 31, 2000, there were 5,000 warrants outstanding to purchase the Company's common stock at $0.75 during the three-year period ending August 17, 2001. The warrants expired in 2001. No additional warrants were issued during 2001.