Form 10QSB
period 2002-03-31
NORAM GAMING & ENTERTAINMENT INC
filed 2002-06-14
CIK 894555

NORAM GAMING & ENTERTAINMENT, INC.


                     Filing Type:    10QSB
                     Description:    Quarterly Report
                     Filing Date:    June 14, 2002
                      Period End:    March 31, 2002
                Primary Exchange:    Over the Counter Bulletin Board
                          Ticker:    NORE

                                  UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FOR 10-QSB

[x] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

               For the quarterly period ended   March 31, 2002
                                                --------------

[ ] Transition Report pursuant to 13 or 15 (d) of the Securities Exchange Act of 1934

               For the transition period from ______ to ______

                       Commission File Number 33-55254-37


                       NORAM GAMING & ENTERTAINMENT, INC.
                       ----------------------------------

            Nevada                                               87-0485316
-------------------------------                              -------------------
(State or other jurisdiction of                                (IRS Employer
           incorporation)                                    Identification No.)

6620 Muller Dr.
Ottawa Lake, Mi                                                    49267
----------------------------------------                       --------------
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number, including area code: (734-888-1172)
                                                --------------

Indicated by a check mark, whether the issuers (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                             Outstanding as of March 31, 2002
------------------------------------            --------------------------------
$.001 par value Class A Common Stock                        26,705,298

                                TABLE OF CONTENTS



                                      10QSB

    PART I................................................................     3
    Item 1................................................................     3
    Item 2................................................................     3
    PART II...............................................................     4
    Item 6................................................................     4
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

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF PRESENTATION

General

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As of March 31, 2002, the Company had $71 cash in the bank. There is no certainty that the Company can meet its current financial commitments.

Net loss was $11,044 for the three months ended March 31, 2002 compared with net loss of $57,579 for the same period in 2001. The Company's general and administrative expenses decreased in 2002 due to the Company significantly scaling back operations.

General and administrative expenses were $3,021 for the three months ended March 31, 2002 compared to $55,234 for the same period in 2001 for a decrease of 95%. Depreciation and amortization expense was $364 for the three months ended March 31, 2002 compared to $1,114 for the same period in 2001. The balance of the Bingo Hall equipment was written off and other assets were fully depreciated. Interest expense for the three months ended March 31, 2002 was $5,121 compared to $1,231 for the same period in 2001 for an increase of 316%.

Item 5.  Other Information

The Directors continue to examine other possible avenues to pursue including acquisition, merger or joint venture , both in gaming and in other areas.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits
         99-1 Financial Statements as of March 31, 2002

   (b)   Reports on Form 8-K
         None

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



    NORAM GAMING & ENTERTAINMENT, INC.






    DATED:  June 14, 2002                  By:  /s/ George C. Zilba
                                                ------------------------------
                                                George C. Zilba, Director

                             DIROCCO & DOMBROW, P.A.
                       3601 W. COMMERCIAL BLVD, SUITE #39
                            FT. LAUDERDALE, FL 33309
                                 (954) 731-8181

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
          ------------------------------------------------------------

Board of Directors
NorAm Gaming and Entertainment, Inc.

We have reviewed the accompanying condensed balance sheet of NorAm Gaming and Entertainment, Inc. as of March 31, 2002 and the related condensed statements of operations and cash flows for the three months ended March 31, 2002 and 2001 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 2002. These condensed statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modification that should be made to the accompanying condensed financial statements for them to be in conformity with generally accepted accounting principles.

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the condensed financial statements, the Company has experienced continuing losses since inception and negative working capital; this raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2001 and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated May 16, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of March 31, 2002, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ DiRocco & Dombrow, P.A.
June 12, 2002


                      NORAM GAMING AND ENTERTAINMENT, INC.
                            CONDENSED BALANCE SHEETS


                                                                     March 31,         December 31,
                                                                        2002               2001
                                                                  ---------------    ---------------
                                                                    (Unaudited)

                                     ASSETS

Current Assets
  Cash                                                            $            71    $            93
  Inventory                                                                  --                 --
                                                                  ---------------    ---------------
    Total Current Assets                                                       71                 93

Property and Equipment (net)                                                 --                2,901
                                                                  ---------------    ---------------

    Total Assets                                                  $            71    $         2,994
                                                                  ===============    ===============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable                                                $        24,500    $        21,500
  Bridge loans                                                            215,000            215,000
  Note payable                                                             58,427             58,427
  Demand loans payable - related parties                                  139,936            139,936
  Accrued expenses                                                        153,967            148,846
  Due to related parties                                                  171,250            171,250
                                                                  ---------------    ---------------
    Total Current Liabilities                                             763,080            754,959
                                                                  ---------------    ---------------

Stockholders' Equity (Deficit)
Common stock, $.001 par value;  50,000,000 shares
  authorized, 26,705,298 and 26,705,298 shares
  issued and outstanding, respectively                                     26,705             26,705
Additional paid-in capital                                              2,830,849          2,830,849
Deficit                                                                (3,620,563)        (3,609,519)
                                                                  ---------------    ---------------
    Total Stockholder's Deficit                                          (763,009)          (751,965)
                                                                  ---------------    ---------------

    Total Liabilities and Stockholder's Deficit                   $            71    $         2,994
                                                                  ===============    ===============


 See accompanying summary of notes to unaudited condensed financial statements.

                      NORAM GAMING AND ENTERTAINMENT, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                               Three months ended March 31,
                                              ------------------------------
                                                    2002             2001
                                              -------------    -------------

Net Sales                                     $        --      $        --
Cost of Sales                                          --               --
                                              -------------    -------------

  Gross Profit                                         --               --
                                              -------------    -------------

Expenses
  General and administrative expenses                 3,021           55,234
  Depreciation and amortization                         364            1,114
  Interest expense                                    5,121            1,231
  Loss on disposal of fixed assets                    2,538             --
                                              -------------    -------------
    Total Expenses                                   11,044           57,579
                                              -------------    -------------

    Net Loss Before Income Taxes                    (11,044)         (57,579)

Income Taxes                                           --               --
                                              -------------    -------------

    Net Loss                                  $     (11,044)   $     (57,579)
                                              =============    =============

Net loss per weighted average share           $        0.00    $        0.00
                                              =============    =============

Weighted average common shares                   26,705,298       26,705,298
                                              =============    =============






 See accompanying summary of notes to unaudited condensed financial statements.


                      NORAM GAMING AND ENTERTAINMENT, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Three Months ended March 31,
                                                          --------------------------------
                                                                 2002             2001
                                                          --------------    --------------
Operating Activities
  Net loss                                                $      (11,044)   $      (57,579)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
    Stock issued for services                                       --              55,095
    Loss on disposal of fixed assets                               2,538              --
    Depreciation                                                     364             1,114
  Changes in assets and liabilities:
    Increase in accounts payable                                   3,000              --
    Increase in accrued expenses                                   5,120               288
                                                          --------------    --------------
Net Cash Used By Operating Activities                                (22)           (1,082)
                                                          --------------    --------------

Financing Activities
    Loan proceeds                                                   --               3,500
    Loan repayments                                                 --              (2,417)
                                                          --------------    --------------
Net Cash Used By Financing Activities                               --               1,083
                                                          --------------    --------------

(Decrease) Increase in Cash                                          (22)                1

Cash, Beginning of Period                                             93               462
                                                          --------------    --------------

Cash, End of Period                                       $           71    $          463
                                                          ==============    ==============

Supplemental Information
  Cash paid for:
    Interest                                              $         --      $          903
                                                          ==============    ==============
    Taxes                                                 $         --      $         --
                                                          ==============    ==============




 See accompanying summary of notes to unaudited condensed financial statements.

                       NORAM GAMING & ENTERTAINMENT, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES


Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted auditing principles for complete financial statements. The unaudited financial statements should, therefore, be read in conjunction with the financial statements and notes thereto in the Report on Form 10KSB for the three months period ended March 31, 2002. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operation for the three months period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.


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


NOTE 2:  GOING CONCERN

The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. At March 31, 2002 the Company had a deficit in working capital of $763,009 and a loss from operations of $11,044.

Management feels that a combination of debt financing and sale of common stock will provide sufficient working capital to allow the Company to continue as a going concern.