Form 10QSB
period 2002-06-30
NORAM GAMING & ENTERTAINMENT INC
filed 2002-08-13
CIK 894555

NORAM GAMING & ENTERTAINMENT, INC.


                       Filing Type:     10QSB
                       Description:     Quarterly Report
                       Filing Date:
                        Period End:     June 30, 2002
                  Primary Exchange:     Over the Counter Bulletin Board
                            Ticker:     NORE

                                TABLE OF CONTENTS



                                      10QSB

         PART I................................................       1
         Item 1................................................       2
         Item 2................................................       2
         PART II...............................................       3
         Item 6................................................       3
         Independent Accountant's Review Report................     F-1
         Condensed Balance Sheets..............................     F-2
         Condensed Statements of Operations....................     F-3
         Condensed Statements of Cash Flows....................     F-4
         Notes to Condensed Financial Statements...............     F-5

NORAM GAMING & ENTERAINMENT, INC. - 10QSB - QUARTERLY REPORT Date Filed:
--------------------------------------------------------------------------------


                                  UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FOR 10-QSB

[x] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

               For the quarterly period ended   June 30, 2002
                                                -------------

[ ] Transition Report pursuant to 13 or 15 (d) of the Securities Exchange Act of 1934

               For the transition period from _______ to _______
               Commission File Number 33-55254-37


                       NORAM GAMING & ENTERTAINMENT, INC.
                       ----------------------------------

            Nevada                                                87-0485316
-------------------------------                              -------------------
(State or other jurisdiction of                                 (IRS Employer
         incorporation)                                      Identification No.)

6620 Muller Drive
Ottawa Lake MI                                                       49267
----------------------------------------                     -------------------
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

              Class                              Outstanding as of June 30, 2002
------------------------------------             -------------------------------
$.001 par value Class A Common Stock                        26,705,298

NORAM GAMING & ENTERAINMENT, INC. - 10QSB - QUARTERLY REPORT Date Filed:
--------------------------------------------------------------------------------

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF PRESENTATION


General

     The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2002, are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     As of June 30, 2002, the Company had $49 cash in the bank. There is no certainty that the Company can meet its current financial commitments.

     Net loss was $6,597 for the three months ended June 30, 2002 compared with net loss of $1,232 for the same period in 2001. The Company's general and administrative expenses increased in 2002 due to recording of fees payable to the auditor for review of the interim Condensed Financial Statements.

     Net revenue was $0 for the three months ended June 30, 2002 compared with $0 for the same period in 2001 which represents the same level of activity. The Company has made a decision to discontinue the bingo operations and concentrate on looking for new opportunities.

     General and administrative expenses were $1,523 for the three months ended June 30, 2002 compared to $118 for the same period in 2001 for an increase of 1191%. Depreciation and amortization expense was $1,114 for the three months ended June 30, 2001 and nil in the current year due to the write off of remaining equipment in the previous quarter. Interest expense was $5,074 for the three months ended June 30, 2002 was $0 compared to the same period in 2001 the increase due to a settlement agreement.

     Net loss was $17,641 for the six months ended June 30, 2002 compared with net loss of $58,811for the same period in 2001. The Company's general and administrative expenses decreased in 2001 due to decrease in consulting fees.

Plan of Operations

The Company is currently paying only those expenses required to keep it in good standing. These payments are being advanced on behalf of the Company by a shareholder. If the shareholder ceases to make these payments the Company may not be able to maintain itself.

Unless the Company is able to find additional financing, settle its debts and find a suitable acquisition or merger candidate it may be unable to continue as a going concern.

NORAM GAMING & ENTERAINMENT, INC. - 10QSB - QUARTERLY REPORT Date Filed:
------------------------------------------------------------------------------



                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
         99-1 Financial Statements as of June 30, 2002

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






DATED:                                    /s/ George C. Zilba, Director
                                          ----------------------------------
                                          George C. Zilba, Director

                             DIROCCO & DOMBROW, P.A.
                       3601 W. COMMERCIAL BLVD, SUITE #39
                            FT. LAUDERDALE, FL 33309
                                 (954) 731-8181

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
          ------------------------------------------------------------

Board of Directors
NorAm Gaming and Entertainment, Inc.

We have reviewed the accompanying condensed balance sheet of NorAm Gaming and Entertainment, Inc. as of June 30, 2002 and the related condensed statements of operations and cash flows for the three and six months ended June 30, 2002 and 2001 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 30, 2002. These condensed statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2001 and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated May 16, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of June 30, 2002, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



/s/ DiRocco & Dombrow, P.A.
August 6, 2002

                       NORAM GAMING & ENTERTAINMENT, INC.
                            CONDENSED BALANCE SHEETS


                                               June 30,      December 31,
                                                  2002            2001
                                             ------------    ------------


ASSETS
  CURRENT ASSETS
    Cash                                     $         49    $         93
    Inventory                                        --              --
                                             ------------    ------------
      TOTAL CURRENT ASSETS                             49              93

  PROPERTY AND EQUIPMENT                             --             2,901
                                             ------------    ------------

                                             $         49    $      2,994
                                             ============    ============

LIABILITIES & STOCKHOLDERS' DEFICIT
  CURRENT LIABILITIES
    Accounts payable                         $     17,000    $     21,500
    Bridge loans                                  215,000         215,000
    Current portion of long-term debt              58,427          58,427
    Demand loans payable - related parties        148,936         139,936
    Accrued expenses                              159,042         148,846
    Accrued expenses - related parties            171,250         171,250
                                             ------------    ------------
      TOTAL CURRENT LIABILITIES                   769,655         754,959
                                             ------------    ------------

  STOCKHOLDERS' (DEFICIT)
    Common stock $.001 par value:
    Authorized - 50,000,000 shares
    Issued and outstanding 26,705,298 and
      26,705,298, respectively                     26,705          26,705
    Additional paid-in capital                  2,830,849       2,830,849
    Deficit                                    (3,627,160)     (3,609,519)
                                             ------------    ------------
      TOTAL STOCKHOLDERS' DEFICIT                (769,606)       (751,965)
                                             ------------    ------------

                                             $         49    $      2,994
                                             ============    ============





 See accompanying summary of notes to unaudited condensed financial statements.


                       NORAM GAMING & ENTERTAINMENT, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                         Three months ended June 30,      Six months ended June 30,
                                        ----------------------------    ----------------------------
                                             2002            2001            2002            2001
                                        ------------    ------------    ------------    ------------
Net Sales                               $       --      $       --      $       --      $       --
Cost of Sales                                   --              --              --              --
                                        ------------    ------------    ------------    ------------

     GROSS PROFIT                               --              --              --              --
                                        ------------    ------------    ------------    ------------

General and administrative expenses            1,523             118           4,544          55,352
Depreciation and amortization                   --             1,114             364           2,228
Interest expense                               5,074            --            10,195           1,231
Loss on disposal of fixed assets                --              --             2,538            --
                                        ------------    ------------    ------------    ------------
                                               6,597           1,232          17,641          58,811
                                        ------------    ------------    ------------    ------------


     NET LOSS                           $     (6,597)   $     (1,232)   $    (17,641)   $    (58,811)
                                        ============    ============    ============    ============

Net loss per weighted average share     $       0.00    $       0.00    $       0.00    $       0.00
                                        ============    ============    ============    ============

Weighted average number of common
  shares used to compute net loss per
  weighted average share                  26,705,298      26,705,298      26,705,298      26,469,414
                                        ============    ============    ============    ============


 See accompanying summary of notes to unaudited condensed financial statements.

                       NORAM GAMING & ENTERTAINMENT, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                             Six Months ended June 30
                                             ------------------------
                                                2002          2001
                                             ----------    ----------

OPERATING ACTIVITIES
  Net loss                                   $  (17,641)   $  (58,811)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
    Stock issued for services and expenses         --          55,095
    Loss on disposal of fixed assets              2,538          --
    Depreciation                                    364         2,228
  Changes in assets and liabilities:
    Accounts payable                             (4,500)         --
    Accrued expenses                             10,195           288
                                             ----------    ----------
      NET CASH USED BY
        OPERATING ACTIVITIES                     (9,044)       (1,200)
                                             ----------    ----------

FINANCING ACTIVITIES
    Loan proceeds                                 9,000         3,500
    Loan repayments                                --          (2,417)
                                             ----------    ----------
      NET CASH PROVIDED BY
        FINANCING ACTIVITIES                      9,000         1,083
                                             ----------    ----------

      DECREASE IN CASH                              (44)         (117)

Cash, beginning of period                            93           462
                                             ----------    ----------

Cash, end of period                          $       49    $      345
                                             ==========    ==========

Supplemental Information
  Cash paid for:
    Interest                                 $     --      $      903
                                             ==========    ==========
    Taxes                                    $     --      $     --
                                             ==========    ==========




 See accompanying summary of notes to unaudited condensed financial statements.

NORAM GAMING & ENTERAINMENT, INC. - 10QSB - QUARTERLY REPORT Date Filed:
--------------------------------------------------------------------------------

                       NORAM GAMING & ENTERTAINMENT, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation
---------------------

The accompanying interim condensed financial statements of NorAm Gaming and Entertainment, Inc. (the "Company") have been prepared in conformity with accounting principles generally accepted in the United States, consistent in all material respects with those applied in the Company's annual report on Form 10-KSB for the year ended December 31 2001. The interim financial information is unaudited, but reflects all normal adjustments, which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The interim financial statements should be read in conjunction with the financial statements in the Company's annual report on Form 10-KSB for the year ended December 31 2001.

The condensed financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Company's audited financial statements and notes for the year ended December 31 2001.

The results of operations for the six months ended June 30 2002 are not necessarily indicative of results that may be expected for the entire year.

Accounting Methods
------------------

The Company recognized income and expenses based on the accrual method of accounting.

Dividend Policy
---------------

The Company has not yet adopted any policy regarding payment of dividends.

Cash and Cash Equivalents
-------------------------

For financial statement purposes, the Company considers all highly liquid investments with an original maturity date of three months of less when purchased to be cash equivalents.

Estimates
---------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses during the reporting period. Estimates also affect the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates.

NOTE 2:  GOING CONCERN

The financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2002 the Company had a deficit in working capital of $769,606 and a loss from operations of $17,641.

Management feels that unless new operations are identified and financed the Company may be unable to continue as a going concern.

See accompanying summary of notes to unaudited condensed financial statements.