Form 10QSB
period 2002-09-30
NORAM GAMING & ENTERTAINMENT INC
filed 2002-11-12
CIK 894555

NORAM GAMING & ENTERAINMENT, INC. - 10QSB-QUARTERLY REPORT  Date Filed: 11/12/02
--------------------------------------------------------------------------------








                       NORAM GAMING & ENTERTAINMENT, INC.


                           Filing Type:  10QSB
                           Description:  Quarterly Report
                           Filing Date:  November 12, 2002
                            Period End:  September 30, 2002
                      Primary Exchange:  Pink Sheets
                                Ticker:  NORE

NORAM GAMING & ENTERAINMENT, INC. - 10QSB-QUARTERLY REPORT  Date Filed: 11/12/02
--------------------------------------------------------------------------------






                                TABLE OF CONTENTS



                                      10QSB

         PART I.......................................................    5
         Item 1.......................................................    5
         Condensed Balance Sheets.....................................    7
         Condensed Statements of Operations...........................    8
         Condensed Statements of Cash Flows...........................    9
         Notes to Condensed Financial Statements......................   10
         Item 2.......................................................   11
         Item 3.......................................................   11
         PART II......................................................   12
         Item 6.......................................................   12

NORAM GAMING & ENTERAINMENT, INC. - 10QSB-QUARTERLY REPORT  Date Filed: 11/12/02
--------------------------------------------------------------------------------



                                  UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FOR 10-QSB

[x] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

          For the quarterly period ended  September 30, 2002
                                          ------------------

[ ] Transition Report pursuant to 13 or 15 (d) of the Securities Exchange Act of
    1934

               For the transition period from _______ to ________

                       Commission File Number 33-55254-37


                       NORAM GAMING & ENTERTAINMENT, INC.
                       ----------------------------------

            Nevada                                             87-0485316
-------------------------------                            -------------------
(State or other jurisdiction of                              (IRS Employer
        incorporation)                                     Identification No.)

6620 Muller Drive
Ottawa Lake MI                                                   49267
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number, including area code: 419-450-4849
                                               -------------

Indicated by a check mark, whether the issuers (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                        Outstanding as of September 30, 2002
------------------------------------        ------------------------------------
$.001 par value Class A Common Stock                   26,705,298

NORAM GAMING & ENTERAINMENT, INC. - 10QSB-QUARTERLY REPORT  Date Filed: 11/12/02
--------------------------------------------------------------------------------




This Form 10-QSB contains certain forward-looking statements. These forward-looking statements include statements regarding marketing plans, capital and operating expenditures, results of operations, and the need for and availability of additional financing. The forward-looking statements included herein are based on current expectations and involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding the Company's business which involve judgments with respect to among other things, future economic and competitive conditions, future regulations, and business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, actual results may differ materially from those set forth in the forward-looking statements. Any forward-looking statement speaks only as of the date on which such statement is made. New factors emerge from time to time, and it is not possible for the Company to predict all such factors. Further, the Company cannot assess the impact of each such factor on the business or the extent to which any factor, or combinations of factors, may cause actual results to differ materially from those contained in any forward-looking statement. In light of the significant uncertainties inherent in the forward-looking information contained herein, the inclusion of such information should not be regarded as any representation by the Company or any other person that the Company's objectives or plans will be achieved.

NORAM GAMING & ENTERAINMENT, INC. - 10QSB-QUARTERLY REPORT  Date Filed: 11/12/02
--------------------------------------------------------------------------------



                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF PRESENTATION


General

     The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2002, are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

NORAM GAMING & ENTERAINMENT, INC. - 10QSB-QUARTERLY REPORT  Date Filed: 11/12/02
--------------------------------------------------------------------------------



                             DIROCCO & DOMBROW, P.A.
                       3601 W. COMMERCIAL BLVD, SUITE #39
                            FT. LAUDERDALE, FL 33309
                                 (954) 731-8181

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
          ------------------------------------------------------------

Board of Directors
NorAm Gaming and Entertainment, Inc.

We have reviewed the accompanying condensed balance sheet of NorAm Gaming and Entertainment, Inc. as of September 30, 2002 and the related condensed statements of operations and cash flows for the three and nine months ended September 30, 2002 and 2001 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 2002. These condensed statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2001 and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated May 16, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of September 30, 2002, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ DiRocco & Dombrow, P.A.
October 28, 2002

NORAM GAMING & ENTERAINMENT, INC. - 10QSB-QUARTERLY REPORT  Date Filed: 11/12/02
--------------------------------------------------------------------------------


                       NORAM GAMING & ENTERTAINMENT, INC.
                            CONDENSED BALANCE SHEETS


                                            September 30,     December 31,
                                                 2002             2001
                                            -------------    -------------
                                             (Unaudited)       (Audited)

ASSETS
 CURRENT ASSETS
   Cash                                     $          26    $          93
   Inventory                                         --               --
                                            -------------    -------------
     TOTAL CURRENT ASSETS                              26               93

  PROPERTY AND EQUIPMENT                             --              2,901
                                            -------------    -------------

                                            $          26    $       2,994
                                            =============    =============

LIABILITIES & STOCKHOLDERS' DEFICIT
 CURRENT LIABILITIES
   Accounts payable                         $      17,856    $      21,500
   Bridge loans                                   215,000          215,000
   Current portion of long-term debt               58,427           58,427
   Demand loans payable - related parties         150,436          139,936
   Accrued expenses                               164,069          148,846
   Accrued expenses - related parties             171,250          171,250
                                            -------------    -------------
     TOTAL CURRENT LIABILITIES                    777,038          754,959
                                            -------------    -------------

STOCKHOLDERS' (DEFICIT)
  Common stock $.001 par value:
  Authorized - 50,000,000 shares
  Issued and outstanding 26,705,298 and
    26,705,298, respectively                       26,705           26,705
  Additional paid-in capital                    2,830,849        2,830,849
  Deficit                                      (3,634,566)      (3,609,519)
                                            -------------    -------------
TOTAL STOCKHOLDERS' DEFICIT                      (777,012)        (751,965)
                                            -------------    -------------

                                            $          26    $       2,994
                                            =============    =============

 See accompanying summary of notes to unaudited condensed financial statements.


NORAM GAMING & ENTERAINMENT, INC. - 10QSB-QUARTERLY REPORT  Date Filed: 11/12/02
--------------------------------------------------------------------------------


                       NORAM GAMING & ENTERTAINMENT, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                        Three months ended September 30,     Nine months ended September 30,
                                        --------------------------------    --------------------------------
                                              2002              2001              2002              2001
                                        --------------    --------------    --------------    --------------
Net Sales                               $         --      $         --      $         --      $         --
Cost of Sales                                     --                --                --                --
                                        --------------    --------------    --------------    --------------

    GROSS PROFIT                                  --                --                --                --
                                        --------------    --------------    --------------    --------------

General and administrative expenses              2,379             9,880             6,923            65,232
Depreciation and amortization                     --               3,860               364             6,088
Interest expense                                 5,027             5,368            15,222             6,599
Loss on disposal of fixed assets                  --                --               2,538              --
                                        --------------    --------------    --------------    --------------
                                                 7,406            19,108            25,047            77,919
                                        --------------    --------------    --------------    --------------


    NET LOSS                            $       (7,406)   $      (19,108)   $      (25,047)   $      (77,919)
                                        ==============    ==============    ==============    ==============

Net loss per weighted average share     $         0.00    $         0.00    $         0.00    $         0.00
                                        ==============    ==============    ==============    ==============

Weighted average number of common
  shares used to compute net loss per
  weighted average share                    26,705,298        26,705,298        26,705,298        26,469,414
                                        ==============    ==============    ==============    ==============





 See accompanying summary of notes to unaudited condensed financial statements.

NORAM GAMING & ENTERAINMENT, INC. - 10QSB-QUARTERLY REPORT  Date Filed: 11/12/02
--------------------------------------------------------------------------------


                       NORAM GAMING & ENTERTAINMENT, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                               Nine Months ended September 30,
                                               -------------------------------
                                                    2002              2001
                                               -------------     -------------

OPERATING ACTIVITIES
  Net loss                                     $     (25,047)    $     (77,919)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
      Stock issued for services and expenses            --              55,095
      Loss on disposal of fixed assets                 2,538              --
      Depreciation                                       364             6,088
  Changes in assets and liabilities:
      Accounts payable                                (3,644)             --
      Accrued expenses                                15,222            15,306
                                               -------------     -------------
        NET CASH USED BY
         OPERATING ACTIVITIES                        (10,567)           (1,430)
                                               -------------     -------------

FINANCING ACTIVITIES
      Loan proceeds                                   10,500             3,500
      Loan repayments                                   --              (2,417)
                                               -------------     -------------
        NET CASH PROVIDED (USED) BY
         FINANCING ACTIVITIES                         10,500             1,083
                                               -------------     -------------

        DECREASE IN CASH                                 (67)             (347)

Cash, beginning of period                                 93               462
                                               -------------     -------------

Cash, end of period                            $          26     $         115
                                               =============     =============

Supplemental Information
  Cash paid for:
    Interest                                   $        --       $         903
                                               =============     =============
    Taxes                                      $        --       $        --
                                               =============     =============




 See accompanying summary of notes to unaudited condensed financial statements.

NORAM GAMING & ENTERAINMENT, INC. - 10QSB-QUARTERLY REPORT  Date Filed: 11/12/02
--------------------------------------------------------------------------------




                       NORAM GAMING & ENTERTAINMENT, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information consistent in all material aspects with those applied in the Company's annual report filed on Form 10-KSB for the year ended December 31 2001. The interim financial information is unaudited but reflects all normal adjustments which are in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The interim financial statements should be read in conjunction with the financial statements in the Company's annual report filed on Form 10-KSB for the year ended December 31, 2001.

The condensed financial statement and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Company's audited financial statements for the year ended December 31 2001.

The results of operations for the nine months ended September 30 2002 are not necessarily indicative of results that may be expected for the entire year.

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

NOTE 2:  GOING CONCERN

The financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2002 the Company had a deficit in working capital of $777,012 and a loss from operations of $25,047.

Management feels that unless new operations are identified and financed the Company may be unable to continue as a going concern.

NORAM GAMING & ENTERAINMENT, INC. - 10QSB-QUARTERLY REPORT  Date Filed: 11/12/02
--------------------------------------------------------------------------------


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     As of September 30, 2002, the Company had $26 cash in the bank and liabilities of $777,038. There is no certainty that the Company can meet its current financial commitments.

     Net loss was $7,406 for the three months ended September 30, 2002 compared with net loss of $19,108 for the same period in 2001. The Company's general and administrative expenses decreased in 2002 due to the fact that the Company is currently performing those tasks and paying only those expenses required to keep it in good standing .

     Net revenue was $0 for the three months ended September 30, 2002 compared with $0 for the same period in 2001 which represents the same level of activity. The Company has discontinued the bingo operations and concentrate on looking for new opportunities.

    General and administrative expenses were $2,379 for the three months ended September 30, 2002 compared to $9,880 for the same period in 2001 for a decrease of 76%. Depreciation and amortization expense was $-0- and $3,860 for the three months ended September 30, 2002 and 2001, respectively. No depreciation was recorded in the current quarter due to the write off of remaining equipment in the first quarter of the current fiscal. Interest expense was $5,027 for the three months ended September 30, 2002 was $5,368 compared to the same period in 2001. The decrease was due to the discontinuance of Bingo operations and the fact that only those matters required to keep the Company in good standing are being performed.

     Net loss was $25,047 for the nine months ended September 30, 2002 compared with a net loss of $77,919 for the same period in 2001. The Company's general and administrative expenses decreased the decrease was due to the discontinuance of Bingo operations and the fact that only those matters required to keep the Company in good standing are being performed.

Plan of Operations

The Company is currently paying only those expenses required to keep it in good standing. These payments are being advanced on behalf of the Company by a shareholder. If the shareholder ceases to make these payments the Company will not be able to continue as a going concern. It is anticipated that expenses will continue to be incurred at a rate roughly equivalent to the loss in the last quarter unless an opportunity is identified and a decision made to pursue it. Pursuit of any opportunity will be dependant on the Company's ability to raise sufficient capital.

Unless the Company is able to find additional financing, settle its debts and find a suitable acquisition or merger candidate it may be unable to continue as a going concern.


Item 3

Within 90 days prior to the filing of this Quarterly Report on Form 10-QSB, our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures and have concluded that these controls and procedures effectively ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported in a timely manner. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

NORAM GAMING & ENTERAINMENT, INC. - 10QSB-QUARTERLY REPORT  Date Filed: 11/12/02
--------------------------------------------------------------------------------



                           PART II - OTHER INFORMATION
Item 1.  Legal Proceedings

None


Item 2.  Changes in Securities

None


Item 3.  Defaults under senior Securities

None


Item 4.  Submission of Matters to a Vote of Security Holders

None


Item 5.  Other Information.

None


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         99.1 CERTIFICATE PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


    (b)  Reports on Form 8-K

         None

NORAM GAMING & ENTERAINMENT, INC. - 10QSB-QUARTERLY REPORT  Date Filed: 11/12/02
--------------------------------------------------------------------------------



                                   SIGNATURES

    In accordance with the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         NORAM GAMING & ENTERTAINMENT, INC.



    DATED: November 12, 2002
                                           /s/ George C. Zilba, Director
                                           -----------------------------
                                           George C. Zilba, Director

NORAM GAMING & ENTERAINMENT, INC. - 10QSB-QUARTERLY REPORT  Date Filed: 11/12/02
--------------------------------------------------------------------------------


                        NORAM GAMING & ENTERTAINMENT INC.
                   Sarbanes-Oxley Section 302(a) Certification


I, George Zilba Chief Executive Officer, certify that:


     1. I have reviewed this Quarterly report on Form 10-QSB of Noram Gaming & Entertainment Inc.

     2. Based on my knowledge, this Quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly report is being prepared;
               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly report (the "Evaluation Date"); and
               c) presented in this Quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

NORAM GAMING & ENTERAINMENT, INC. - 10QSB-QUARTERLY REPORT  Date Filed: 11/12/02
--------------------------------------------------------------------------------


     6. The registrant's other certifying officers and I have indicated in this Quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 12, 2002
       -----------------


/s/ George Zilba
Chief Financial Officer / Chief Executive Officer